Form 10QSB
period 1996-06-30
US AUTOMOBILE ACCEPTANCE 1995-I INC
filed 1996-08-12
CIK 936652

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                         FORM IO-Q SB


 (Mark One)

[ x ]     Quarterly report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996     or
[    ]     Transition report pursuant to section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Transition period from_______to_______

 Commission file number    33-88928-D

              U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
       (Exact name of registrant as specified in its charter)


         Texas                            75-2578376
(State of incorporation)             (I.R.S. Employer Identification No.)

    1120 NW 63rd , Suite G-106,  Oklahoma City, Oklahoma 73116
               (Address of principal executive offices)

                        (405) 843-3135
  (Registrant's telephone number, including area code)

                      Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 123 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes       X              No

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes                   No                      Not Applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       1,000 shares of Common Stock

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
            See Attached

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    U.S. Automobile Acceptance Corporation 1995-1,
          Inc. (the Company) was incorporated in Texas on January 12, 1995. The Company was formed for the purpose of purchasing, collecting and servicing motor vehicle retail installment contracts (the "Contracts"). In mid-1995, the Company filed a Form SB-2 Registration
          Statement under the Securities Act of 1933, as amended, with the Securities and Exchange
          Commission with respect to an offering of up to $ 9,900,000 of 14% Secured Promissory Notes due
          December 31, 1999 (the "Notes"). The minimum note subscription escrow requirements of
          $500,000 was exceeded in September 1995. The company commenced normal operations in October
          1995. As of June 30, 1996 the Company had purchased approximately 550 automobile finance contracts with aggregate balances of approximately $3,804,000. Total note subscriptions at June 31, 1996 were $7,196,500.
          The Secured Note offering, the start-up phase of the business and initial finance contract acquisitions were continuing as previously planned. As of August 1, 1996 the Company's
          Secured Note offering was fully subscribed and aggregate finance contracts purchased totaled approximately $5,000,000 as of that date.

              The Company incurred $130,257 in operating losses during the first two quarters of 1996 and expects to continue to incur small future operating losses until initial finance contract portfolio purchases are completed. Management expects the company's finance operations will become profitable in the fourth quarter of 1996.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

           None

Item 2.  Changes in Securities

           None

Item 3.  Defaults Upon Senior Securities

           None

Item 4.  Submission of Matters to a Vote of Security Holders

           None

Item 5. Other Information

           None

Item 6. Exhibits and Reports on Form 8-K

           None



                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               (Registrant) U. S. Automobile Acceptance 1995-1, Inc


Date:   August 7, 1996

                         (Signature)
                                   Michael R. Marshall
                                   President and Chief
                                   Financial Officer