Form 10QSB
period 1996-09-30
US AUTOMOBILE ACCEPTANCE 1995-I INC
filed 1996-11-12
CIK 936652

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                         FORM IO-Q SB


 (Mark One)

[ x ]     Quarterly report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1996   or
[    ]     Transition report pursuant to section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Transition period from_______to_______

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes       X              No

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

     U.S. Automobile Acceptance Corporation 1995-1, Inc. (the Company) was incorporated in Texas on January 12, 1995. The Company was formed for the purpose of purchasing, collecting and servicing motor vehicle retail installment contracts (the "Contracts"). In mid-1995, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission with respect to an offering of up to $ 9,900,000 of 14% Secured Promissory Notes due December 31, 1999 (the "Notes"). The minimum note subscription escrow requirements of $500,000 was exceeded in September 1995. The Company commenced normal operations in October 1995. As of September 30, 1996 the Company had purchased approximately 825 automobile finance contracts with aggregate balances of approximately $6,566,000. The Secured Note offering, the start-up phase of the business and initial finance contract acquisitions were continuing as previously planned. As of August 1, 1996 the Company's Secured Note offering was fully subscribed.

     The Company incurred $254,470 in operating losses during the first three quarters of 1996 and expects to continue to incur small future operating losses until initial finance contract portfolio purchases are completed. Management expects the company's finance operations will become profitable in the fourth quarter of 1996 or in the first quarter of 1997.

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

            (Registrant) U. S. Automobile Acceptance 1995-1, Inc.


Date:   November 7, 1996

                                   (Signature)
                                   Michael R. Marshall
                                   President and Chief
                                   Financial Officer