Form 10KSB
period 1996-12-31
US AUTOMOBILE ACCEPTANCE 1995-I INC
filed 1997-03-31
CIK 936652

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-KSB


    (Mark One)
        [ x ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

        [   ]  Transition report pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934

                   Commission File Number 33-88928-D

            U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
      (Exact name of registrant as specified in its charter)

               Texas                               75-2578376
      (State or jurisdiction of                (I.R.S. Employer
     incorporation or organization)           Identification No.)

                   1140 N.W. 63rd , Suite G-106
                 Oklahoma City, Oklahoma   73116
             (Address of principal executive offices)

      Registrant's telephone number, including area code:
                         (405) 843-3135

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                 None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                 None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.        Yes[ x ]     No[  ]

     At December 31, 1997, an aggregate of 1,000 shares of the registrant's Common Stock, par value $1.00 each (being the registrant's only class of common stock), were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE:
                                 None

                              Part I

Item 1. Business

General

     U.S. Automobile Acceptance 1995-1, Inc. (the "Company") was incorporated under Texas law in January, 1995. The Company is a single purpose corporation engaged in the financial services business specializing in the purchase, management and collection of used motor vehicle sub-prime credit receivables (the "Contracts").


     The Company purchases Contracts, at a significant discount, created by the sale of used automobiles and light trucks. The Company has financed its business through the securitization of the Contracts that it purchases. A public offering, began in 1995, was completed in August, 1996, when the maximum of $9,900,000 was reached.

     The Company's offices are located at 1120 N.W. 63rd, Suite G-106, Oklahoma City, Oklahoma 73116.

Securitization Activities

     Pursuant to an Indenture Agreement between the Company and Texas Commerce Bank National Association, located in Dallas, Texas, as of December 31, 1996 the Company has issued and outstanding an aggregate of $9,900,000 in principal amount of its Automobile Contract Notes Due December 31, 1999 (the "Notes"). The Notes require monthly interest payments at a rate of 14% per annum.

      The Notes are secured by the Contracts (and the related motor vehicle collateral and by additional collateral support agreements provided by automobile dealerships) purchased by the Company. In addition, the net proceeds of the offering and the Company's excess cash flow after payment of interest and allowed expenses secures the Notes. The Indenture Agreement requires that all of the Company's excess cash flow must be deposited after January 1, 1999 into a note redemption bank account held by the trustee for payment of the Notes. The Company may redeem the Notes in whole or in part at any time.

     The Company has paid certain note offering and organizational fees and costs out of the gross proceeds from the issuance of the Notes. The fees and costs paid by the Company from offering proceeds are limited to 13.5% of the gross subscriptions of the offering.

     The Company pays Contract servicing fees to Settlers Financial Services, Inc. (the "Servicer") an affiliate of the Company, which consist of monthly payments of $21.50 per Contract, limited to a maximum of $35,000 per month.

     For information regarding the results of operations of the Company, see the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Contract Purchasing and Collecting Activities

     The Company's Contracts are purchased, at a discount, from used automobile dealerships. The Company's Contract collecting activities are conducted through services provided by the Servicer pursuant to an agreement with the Company. The Contracts generally consist of retail installment sales contracts that are secured by liens on the related motor vehicles. As of December 31, 1996, the Company had and was actively purchasing receivables from forty automobile dealers, substantially all located in the state of Texas.

      The Contracts are generally purchased at discounts ranging from 5% to 25% below the total future net principal balance owed on such Contracts. The average discount for Contracts purchased to date has been approximately 15% below the net principal balance of the Contracts purchased.

       The purchase discount varies depending on the credit worthiness of the borrower and on the availability and financial strength added by additional recourse or credit support agreements provided by the automobile dealer. These dealer credit support agreements are in the form of contract replacement guarantees, direct dealer recourse, limited guaranty agreements or some other form of cash hold-back arrangement. The Company generally prefers to use Contract replacement guarantees, whereby the automobile dealer provides the Company a replacement contract of similar terms if the retail installment sales contract becomes delinquent. All Contracts purchased to date have Contract replacement agreements.

     The Company does not participate in the retail sales by the automobile dealers of the financed vehicles from which the Contracts arise. Automobile dealers are expected to continue to sell Contracts at a discount for several reasons, including (i) the 1986 repeal of the installment sale tax treatment for such Contracts, (ii) the lack of availability of financing from traditional financing sources, and (iii) the currently expanding market for used automobiles, whereby increased sales volumes by dealers result in increased dealer profits.

     The Company anticipates that all Contracts purchased by the Company will continue to relate primarily to financed vehicles where consumer retail prices average from $2,000 to $12,000.

     The Contracts are purchased by the Company and serviced on behalf of the Company under a Contract Servicing Agreement. The Servicing Agreement allows the Servicer to subcontract with industry-qualified third parties to perform its obligations thereunder. Any such subcontract will not relieve the Servicer from liability for its obligations under the Servicing Agreement. The Company has granted a security interest in the Servicing Agreement to the Trustee as additional security for the Notes of the Company.

      The Company and the Servicer presently utilize independent commission agents as well as employees of the Servicer and Company to assist in locating eligible Contracts.

     The Company purchases the Contracts at substantial discounts
to their aggregate remaining unpaid principal balances.   In
addition, the Company seeks to obtain Contracts whose maturities are less than the remaining useful lives of the financed vehicles and which require substantial down payments by the obligors. The Company generally purchases Contracts on a "package" basis involving several Contracts at one time.

     Under the Servicing Agreement, the Servicer is obligated to exercise discretionary powers involved in the management, administration and collection of the Contracts and to bear all costs and expenses incurred in connection therewith. The Servicer presently subcontracts certain of its collecting functions to automobile dealers (the "Subcontracting Servicer"). Funds collected from the Subcontracting Servicers are required to be deposited directly into the Company's master collection accounts.

       The Servicer or Subcontracting Servicer must contact any obligor on a past due Contract within fifteen (15) days after the payment due date to pursue collections. Any material extensions, modifications, or acceptances of partial payments by obligors, and any related necessary Contract amendments or default waivers by the Servicer, must be approved by the chief credit officer or president of the Company. When a contract becomes over 30 days past due, the Servicer and the Company will take immediate appropriate action to enforce dealer contract replacement guarantees and other dealer recourse agreements on behalf of the Company. The Servicer will, if necessary, pursue repossession, subject to compliance with all state and federal laws relating thereto. The Company prefers that the Contract replacement agreements provided by the automobile dealer be utilized rather than the repossession of the vehicle by the Servicer or the Company. Loan losses and costs of repossession are minimized by effective utilization of dealer Contract replacement agreements. From October 1, 1995 through December 31, 1996, the Company has had no charge-off of Contracts.

     The Servicer is entitled under the Servicing Agreement to receive a monthly fee (the "Servicing Fee"). The Servicing Fee is intended to compensate and reimburse the Servicer for administering the collection of the Contracts, including collecting and posting all payments, responding to inquiries of obligors on the Contracts, investigating delinquencies, sending payment coupons to obligors, and reporting any required tax information to obligors. The Servicing Fee also compensates the Servicer for furnishing monthly and annual statements to the Company with respect to collections and proceeds, and generating information necessary for the Company to prepare all required federal and state tax returns.

     The Servicer will be entitled to reimbursement of its costs and expenses incurred in repossession, preparation for sale and resale of any financed vehicle and reimbursement of costs of enforcement of dealer recourse agreements.

Competition

     Numerous companies are engaged in the business of buying used motor vehicle receivables. The Company, however, has few competitors in the purchase of individual sub-prime credit receivables for low to medium-priced, used motor vehicles originated in the Company's primary markets. National or regional rental car companies, finance companies, used car companies, auction houses, dealer groups or other firms with equal or greater financial resources than the Company could elect in the future to compete with the Company in its primary market. While the Company believes that its operations are competitive and sustainable, these competitive factors could have a material adverse effect upon the future operations of the Company.

Regulation

     Numerous federal and state consumer protection laws impose requirements upon the origination and collection of consumer receivables. State laws impose finance charge ceilings and other restrictions on consumer transactions and may require contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In addition, certain of these laws make an assignee of such contract liable to the obligor thereon for any violations by the assignor. The Company may be unable to enforce some of its receivables or may be subject to liability to the obligors under some of its receivables if such receivables do not comply with such laws.

     In the event of default by an obligor on a receivable, the Company has all the remedies of a secured party under the Uniform Commercial Code ("UCC"). The UCC remedies of a secured party include the right to repossession by self-help means, unless such means would constitute a breach of the peace. Self-help repossession is accomplished by retaking possession of the motor vehicle. If a breach of the peace is likely to occur, or if applicable state law so requires, the Servicer must obtain a court order on behalf of the Company from the appropriate state court and repossess the vehicle in accordance with that order. None of the states from which the Company does or intends to purchase receivables have state laws that would require the Company, in the absence of a probable breach of peace, to obtain a court order before it attempts to repossess a motor vehicle.

     In most jurisdictions, including those states from which the Company presently does or intends to purchase receivables, the UCC and other state laws require the secured party to provide the obligor with reasonable notice of the date, time and place of any public sale or the date after which any private sale of the collateral may be held. Unless the obligor waives his rights after default, the obligor has the right to redeem the collateral prior to actual sale by paying the secured party the unpaid installments (less any required discount for prepayment) of the receivable plus reasonable expenses for repossessing, holding, and preparing the collateral for disposition and arranging for its sale, plus in some jurisdictions, reasonable attorneys fees, or, in some states, by payment of delinquent installments. Vehicles repossessed on behalf of the Company, if any, will generally be resold at wholesale auctions which are attended principally by dealers.


Item 2.  Properties

      The Company has no material physical properties.


Item 3.  Legal Proceedings

      There are no legal proceedings involving the Company or its assets.


Item 4.  Submission of Matters to a Vote of Security Holders

       Not Applicable.


                              Part II


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     There is no established public trading market for the Company's common equity. All of the Company's outstanding common stock is owned by U.S. Automobile Acceptance Corporation.

Item 6.     Selected Financial Data

         Set forth below is a table of selected financial data for the fiscal year ended December 31, 1996.

Statement of Operations Data:

     Interest revenue. . . . . . . . . . . . . . . . .$   939,365

     Interest expense. . . . . . . . . . . . . . . . .$   908,574

     Net interest income . . . . . . . . . . . . . . .$    30,791

     General and administrative expenses . . . . . . .$   325,375

     Income tax provision. . . . . . . . . . . . . . .$       -0-

     Net income (loss) from continuing operations. . .$ (294,584)

     Net income (loss) . . . . . . . . . . . . . . . .$ (294,584)

     Loss per share of common stock from continuing operations$  (294.58)

     Net loss per share of common stock. . . . . . . .$  (294.58)

     Weighted average number of shares outstanding . . . . .1,000

Balance Sheet Data:

     Installment receivables, net. . . . . . . . . . .$ 7,929,896

     Total assets. . . . . . . . . . . . . . . . . . .$12,730,900

     Notes payable . . . . . . . . . . . . . . . . . .$ 9,900,000

     Total liabilities . . . . . . . . . . . . . . . .$12,998,861

     Shareholders' equity. . . . . . . . . . . . . . .$ (267,961)

Operating Data:

     Number of active automobile dealers
       at period end . . . . . . . . . . . . . . . . . . . . . 40

     Number of contracts at period end . . . . . . . . . . .1,151

Item  7.  Management's Discussion and Analysis of Financial
          Condition

General

     U.S. Automobile Acceptance 1995-1, Inc. (the "Company") was incorporated in Texas on January 12, 1995. The Company was formed for the purpose of purchasing, collecting and servicing motor vehicle retail installment contracts (the "Contracts"). In mid-1995, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission with respect to an offering of up to $9,900,000 of 14% Secured Promissory Notes due December 31, 1999 (the
"Notes"). The minimum note subscription escrow requirements of $500,000 was exceeded in September 1995. The company commenced normal operations in October 1995. As of December 31, 1996 the
Company had purchased approximately 1150 automobile finance contracts with aggregate balances of approximately $7,930,000. The Secured Note offering was completed with maximum allowed subscriptions in July 1996. The start-up phase of the business and initial finance contract acquisitions were continuing at year end
1996 as previously planned.

     The Company incurred $294,584 in start up operating losses during 1996. Management expects to continue to incur small future operating losses until initial finance contract portfolio purchases are completed in 1997. Management expects the Company's finance operations will become profitable in the first quarter of 1997.

Income and Loss Recognition

     The Company purchases Contracts at discounts ranging from 5% to 25% of the remaining net principal balance of each Contract. The difference between the estimated future cash collections and the cost of the Contract is unearned interest income and unearned discount. Over the life of the receivable portfolio, this unearned interest and unearned discounts are recognized as interest revenue. Note offering and organization costs are amortized as the notes payable are retired. Interest expense represents interest paid, or accrued on the Company's borrowings. During the life of the receivable portfolio, the Company charges credit losses to unearned interest and purchase discount account as incurred. As of December 31, 1996 there have been no credit losses and the Company believes that amounts included in unearned interest and purchase discounts are sufficient to cover any losses that will be incurred in the future. The Company's charge-off policy is based upon the individual review of each Contract.

     Because of automobile dealer Contract replacement agreements, loss exposure is minimized on defaulted Contracts. The Company's high yield from its Contracts is primarily a result of the negotiated purchase discounts obtained at time of the purchase of the Contract and the interest rates generally charged on the Contracts, typically at the statutory ceiling rate for the state in which the Contract was originated.

General and Administrative Expenses

     General and administrative expenses consist primarily of servicing fees, bank, accounting, attorney, trustee fees, costs of enforcement of dealer recourse agreements and other general and administrative expense. Servicing fees are paid to the Servicer monthly at the current rate of $21.50 for each contract.



Tax Expense

     The Company will account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes".

Liquidity and Capital Resources

     After the sinking fund begins on January 1, 1999, the cash provided by operations will be deposited into a trust account and no additional Contracts will be purchased. This will cause the Company's interest revenue, interest margin, and income to decrease at that time. Management believes that the note redemption fund cash combined with refinancing of remaining Contract balances will be sufficient to redeem notes at maturity.

Effective Interest Rates

     The Company's effective yield on its Contracts through December 31, 1996 was approximately 39%. The stated interest rate on the borrowing of the Notes is 14%. The issuance costs of the Notes included capitalized offering costs which are amortized over the life of the Notes. Accordingly, the Company's effective cost of borrowing is in excess the stated rate of 14%.



Item 8.    Financial Statements and Supplementary Data

          See index at page F-1.



Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure

          No changes.



                              Part III


Item 10.  Directors and Executive Officers of the Registrant

         The name, age, background and principal occupation of the
sole director and executive   officer of the Company is set forth
below:

       Mr. Michael R. Marshall, age 47, is the sole officer and director of the Company. Mr. Marshall has spent full time in the automobile sub-prime credit finance business for the last three years. Mr. Marshall holds a Bachelor of Business Administration Degree in Accounting which he obtained in 1971 from Texas A & M University and is a Certified Public Accountant, licensed to practice in the state of Texas. From 1971 through 1977 Mr. Marshall was employed at Coopers & Lybrand, an international firm of Certified Public Accountants, which he served in various positions including general practice manager of its Oklahoma City office. Mr. Marshall was self-employed from 1977 to 1982 as a practicing Certified Public Accountant and as a corporate financial consultant and since 1982 has been President and Chief Executive Officer of Settlers Capital Corporation, an Oklahoma corporation, which specializes in assisting companies in the placement of private and public debt and equity finance transactions. Additionally, from 1981 through 1988, Mr. Marshall was the President of Settlers Energy Corporation, an independent oil and gas company located in Oklahoma, which specialized in purchasing, managing and liquidation of secured oil and gas loans of distressed financial institutions.

     There are no family relationships among any of the director and executive officers of the Company. None of the Company's directors hold directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.



Item 11.  Executive Compensation

     None of the directors or executive officers received any compensation from the Company during 1996. The director and executive officer does not anticipate receipt of any compensation from the Company, prior to the satisfaction in full of the 14% Notes due December 31, 1999.

     While the officer of the Company will not receive any compensation in capacity as such officer, any profit remaining in the Company after all Notes have been paid in full will accrue to the benefit of the officer in his capacity as the sole shareholder of the Company's parent.



 Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     At December 31, 1996, the ownership of the Company's common stock is as follows:


                  Name of Director or

                  Name and Address of

                   Beneficial Owner

                             Number
                           of Shares
                      Amount and Nature of
                      Beneficial Ownership
                           Percentage
                      of Class Outstanding


                   U.S. Automobile Acceptance
                        Corporation (1)
                       (Formerly Settlers
                    Acceptance Corporation)
                  1120 N.W. 63rd, Suite G-106
                    Oklahoma City, OK  73116




                             1,000



                             100 %


                    Mr. Michael R. Marshall
                  1120 N.W. 63rd, Suite G-106
                    Oklahoma City, OK  73116


                            -0- (2)



______________________________________________________________________________
 (1) The director of U.S. Automobile  Acceptance Corporation
     ("USAAC"), a privately-held corporation, could be deemed to share voting investments powers over the shares owned of
     record by USAAC.  The sole director of USAAC is Michael R.
     Marshall.
 (2) Mr. Marshall owns 100% of the outstanding common stock of
     USAAC.
______________________________________________________________________________



Item 13.  Certain Relationships and Related Transactions

     U.S. Automobile Acceptance Corporation is the owner 100% of the issued and outstanding common stock of the Company.

     The Company's contracts will be administrated, serviced and collected on behalf of the Company by Settlers Financial Services, Inc., and affiliate. The Servicer is also a 100% subsidiary of the Company's Parent. The Servicer subcontracts a portion of the servicing of the contracts to qualified automobile dealers and other qualified subcontractors.

     The Servicer is paid a servicing fee of $21.50 per month, per contract, limited to maximum of $35,000 per month. In addition, the Company's Parent will be paid a one time purchase administration fee of $125 per Contract purchased, paid monthly, and will be paid a monthly investor administration fee of 1/12th of 1% of the aggregate principal amount of the Notes outstanding, and 1/12th of 1% of aggregate funds held in investment accounts.




                              Part IV


Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K


     (a)  Financial Statements and Schedules:

               The financial statements listed in the Index to Financial Statements are filed as part of this annual report. No financial statement schedules are required to be filed as part of this annual report because all information otherwise included in schedules has been incorporated into the Notes to Financial Statements.


     (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed in the three month period ended December 31, 1996.


     (c)  Exhibits:


Exhibit
Number
Exhibit
3.1  Articles of Incorporation of U.S. Automobile Acceptance
     1995-1, Inc. (1)

3.2  Bylaws of U.S. Automobile Acceptance 1995-1, Inc. (1)

4.1 Indenture Agreement between U.S. Automobile Acceptance 1995-1, Inc. and Texas Commerce Bank National Association, as
     Trustee, with respect to the 14% Notes due December 31, 1999. (1)

4.2  Form of 14% Note due December 31, 1999. (1)

10.3 Servicing agreement between U.S. Automobile Acceptance 1995-1, Inc. and Settlers Financial Services, Inc. (1)


     (d)  Financial Statements excluded by Rule 14a-3(b):  None.

_________________________________________________________________
     (1)  Incorporated by reference to the Company's Form SB-2
     Registration Statement (File No. 33-88928D)


                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: March 20, 1997

                         U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.



                         By:   _____________________________
                                 Michael R. Marshall,  President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.




     Signature               Title                    Date


By:  ______________    President and Director     March 20, 1997
   Michael R. Marshall   (Principal Executive Officer
                     and Principal Financial Officer)





Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     The registrant hereby undertakes to file with the Commission four copies of any annual report to its security holders when it is sent to such security holders.