Form 10QSB
period 1997-03-31
US AUTOMOBILE ACCEPTANCE 1995-I INC
filed 1997-05-13
CIK 936652

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         FORM IO-Q SB

(Mark One)
[ x ]     Quarterly report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 1997     or
[    ]     Transition report pursuant to section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Transition period from_______to_______

 Commission file number    33-88928-D

                      U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.

          (Exact name of registrant as specified in its charter)

 Texas                                              75-2578376
 (State or other jurisdiction of incorporation     (I.R.S. Employer
     or organization)                             Identification No.)


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

      U.S. Automobile Acceptance Corporation 1995-1, Inc. (the Company) was incorporated in Texas on January 12, 1995. The Company was formed for the purpose of purchasing, collecting and servicing motor vehicle retail installment contracts (the "Contracts"). In mid-1995, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission with respect to an offering of up to $ 9,900,000 of 14% Secured Promissory Notes due December 31, 1999 (the "Notes"). The minimum note subscription escrow requirements of $500,000 was exceeded in September 1995. The company commenced normal operations in October 1995. As of March 31, 1997 the Company had purchased approximately 1600 automobile finance contracts with aggregate balances of approximately $10,500,000. The Secured Note offering, the start-up phase of the business and initial finance contract acquisitions were continuing as previously planned. As of August 1, 1996 the Company's Secured Note offering was fully subscribed.

      The Company incurred $317,961 in operating losses as of December 31, 1996. The company became profitable during the first quarter of 1997 with net income of $76,085.00

                PART II - OTHER INFORMATION

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

                   (Registrant) U. S. Automobile
                         Acceptance 1995-1, Inc


      Date:      May 5, 1997        (Signature)

                                 Michael R. Marshall, President
                                       and Chief Financial Officer