Form 10QSB
period 1997-06-30
US AUTOMOBILE ACCEPTANCE 1995-I INC
filed 1997-08-14
CIK 936652

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         FORM IO-Q SB

(Mark One)
[ x ]     Quarterly report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997     or
[   ]     Transition report pursuant to section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Transition period from_______to_______

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

      U.S. Automobile Acceptance Corporation 1995-1, Inc. (the Company) was incorporated in Texas on January 12, 1995. The Company was formed for the purpose of purchasing, collecting and servicing motor vehicle retail installment contracts (the "Contracts"). In mid-1995, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission with respect to an offering of up to $ 9,900,000 of 14% Secured Promissory Notes due December 31, 1999 (the "Notes"). The minimum note subscription escrow requirements of $500,000 was exceeded in September 1995. The company commenced normal operations in October 1995. The Company's Secured Note offering was fully subscribed in July 1996. As of June 30, 1997 the Company had purchased approximately 1500 automobile finance contracts with aggregate balances of approximately $10,000,000.

      The Company incurred $317,961 in operating losses as of December 31, 1996. The company became profitable during the first quarter of 1997. It had net income of $230,917 for the six months ended June 30, 1997.

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

      (Registrant) U. S. Automobile Acceptance 1995-1, Inc


      Date:      August 6, 1997          (Signature)

                                 Michael R. Marshall,
                                       President and Chief
                                       Financial Officer