Form 10KSB
period 1997-12-31
US AUTOMOBILE ACCEPTANCE 1995-I INC
filed 1998-03-30
CIK 936652

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
    [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 33-88928-D

                    U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
             (Exact name of registrant as specified in its charter)

                        TEXAS                             75-2578376
             (State or jurisdiction of                 (I.R.S. Employer
           incorporation or organization)             Identification No.)

             1120 N.W. 63RD , SUITE G-106
                OKLAHOMA CITY, OKLAHOMA                      73116
       (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (405) 843-3135

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At December 31, 1997, an aggregate of 1,000 shares of the registrant's Common Stock, par value $1.00 each (being the registrant's only class of common stock), were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I

ITEM 1. BUSINESS

GENERAL

         U.S. Automobile Acceptance 1995-1, Inc. (the "Company") was incorporated under Texas law in January, 1995. The Company is a limited purpose corporation engaged in the financial services business specializing in the purchase, management and collection of used motor vehicle sub-prime credit receivables (the "Contracts"). The Company purchases Contracts, at a discount, created by the sale of used automobiles and light trucks. The Company has financed its business through the securitization of the Contracts that it purchases. A public offering, began in 1995, was completed in August, 1996, when the maximum of $9,900,000 was reached.

         The Company's offices are located at 1120 N.W. 63rd, Suite G-106, Oklahoma City, Oklahoma 73116.


SECURITIZATION ACTIVITIES

         Pursuant to an Indenture Agreement between the Company and Chase Bank of Texas, formerly Texas Commerce Bank National Association, located in Dallas, Texas, the Company has issued and outstanding an aggregate of $9,900,000 in principal amount of its Automobile Contract Notes due December 31, 1999 (the "Notes"). The Notes require monthly interest payments at a rate of 14% per annum.

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

         The Company pays Contract servicing fees to U.S. Automobile Acceptance Corporation (the "Servicer"), an affiliate of the Company, which consist of monthly payments of $21.50 per Contract, limited to a maximum of $35,000 per month.

CONTRACT PURCHASING AND COLLECTING ACTIVITIES

         The Company's Contracts are purchased, at a discount, from used automobile dealerships and used car divisions of new car dealerships. The Company's Contract collecting activities are conducted through services provided by the Servicer pursuant to an agreement with the Company. The Contracts generally consist of retail installment sales contracts that are secured by liens on the related motor vehicles. As of December 31, 1997, the Company was actively purchasing receivables from automobile dealers, substantially all located in the states of Oklahoma and Texas.

          The Contracts are generally purchased at discounts ranging from 5% to 25% below the total future net principal balance owed on such Contracts. The typical discount for Contracts purchased to date has been in excess of 10% of the net principal balance of the Contracts purchased.

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

         The Company does not participate in the retail sales by the automobile dealers of the financed vehicles from which the Contracts arise. Automobile dealers are expected to continue to sell non-prime credit Contracts to the Company at a discount for several reasons, including (I) the 1986 repeal of the installment sales tax treatment for such Contracts, (ii) the lack of availability of financing from traditional financing sources, and (iii) the currently expanding market for used automobiles.

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

         The Company purchases the Contracts at substantial discounts to their aggregate remaining unpaid principal balances. In addition, the Company seeks to obtain Contracts whose maturities are less than the remaining useful lives of the financed vehicles and which require substantial down payments by the obligers.

         Under the Servicing Agreement, the Servicer is obligated to exercise discretionary powers involved in the management, administration and collection of the Contracts and to bear all costs and expenses incurred in connection therewith. The Servicer presently subcontracts certain of its collecting functions to automobile dealers and other third party subcontractors (the "Subcontracting Servicer").

           The Servicer or Subcontracting Servicer must contact any obligor on a past due Contract within fifteen (15) days after the payment due date to pursue collections. Any material extensions, modifications, or acceptances of partial payments by obligers, and any related necessary Contract amendments or default waivers by the Servicer, must be approved by the chief credit officer or president of the Company. When a contract becomes over 30 days past due, the Servicer and the
                                        3

Company will take immediate appropriate action to enforce dealer contract replacement guarantees and other dealer recourse agreements on behalf of the Company. The Servicer will, when necessary, pursue repossession, subject to compliance with state and federal laws relating thereto. The Company prefers that the Contract replacement agreements provided by the automobile dealer be stringently enforced rather than the repossession of the vehicle by the Servicer or the Company. Loan losses and costs of repossession are somewhat reduced by effective utilization of dealer Contract replacement agreements.

         The Servicer is entitled under the Servicing Agreement to receive a monthly fee (the "Servicing Fee"). The Servicing Fee is intended to compensate and reimburse the Servicer for administering the collection of the Contracts, including collecting and posting all payments, responding to inquiries of obligers on the Contracts, investigating delinquencies, sending payment coupons to obligers, and reporting any required tax information to obligers. The Servicing Fee also compensates the Servicer for furnishing monthly and annual statements to the Company with respect to collections and proceeds, and generating information necessary for the Company to prepare all required federal and state tax returns.

         The Servicer will be entitled to reimbursement of its costs and expenses incurred in repossession, preparation for sale and resale of any financed vehicle and reimbursement of costs of enforcement of dealer recourse agreements.


COMPETITION

         Numerous companies are engaged in the business of buying used motor vehicle receivables. The Company, however, has relatively fewer competitors seeking to purchase individual sub-prime credit receivables for low to medium-priced, used motor vehicles originated in the Company's primary markets. National or regional rental car companies, finance companies, used car companies, auction houses, dealer groups or other firms with equal or greater financial resources than the Company could elect in the future to compete with the Company in its primary market. While the Company believes that its operations are competitive and sustainable, future competitive factors could have a material adverse effect upon the future operations of the Company.

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

         In the event of default by an obligor on a receivable, the Company has all the remedies of a secured party under the Uniform Commercial Code ("UCC"). The UCC remedies of a secured party include the right to repossession by self-help means, unless such means would constitute a breach of the peace. Self-help repossession is accomplished by taking possession of the motor vehicle. If a breach of the peace is likely to occur, or if applicable state law so requires, the Servicer must obtain a court order on behalf of the Company from the appropriate state court and repossess the vehicle in accordance with that order. None of the states from which the Company does or intends to purchase receivables have state laws that would require the Company, in the absence of a probable breach of peace, to obtain a court order before it attempts to repossess a motor vehicle.

         In most jurisdictions, including those states from which the Company presently does or intends to purchase receivables, the UCC and other state laws require the secured party to provide the obligor with reasonable notice of the date, time and place of any public sale or the date after which any private sale of the collateral may be held. Unless the obligor waives his rights after default, the obligor has the right to redeem the collateral prior to actual sale by paying the secured party the unpaid installments (less any required discount for prepayment) of the receivable plus reasonable expenses for repossessing, holding, and preparing the collateral for disposition and arranging for its sale, plus in some jurisdictions, reasonable attorneys fees, or, in some states, by payment of delinquent installments. Vehicles repossessed on behalf of the Company, if any, will generally be sold at wholesale auctions which are attended principally by dealers.


ITEM 2.  PROPERTIES

         The Company has no material physical properties.


ITEM 3.  LEGAL PROCEEDINGS

         There are no legal proceedings pending against the Company or its assets.


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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

GENERAL

         U.S. Automobile Acceptance 1995-1, Inc. (the "Company") was incorporated in Texas on January 12, 1995. The Company was formed for the purpose of purchasing, collecting and servicing motor vehicle retail installment contracts (the "Contracts"). In mid-1995, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission with respect to an offering up to $9,900,000 of 14% Secured Promissory Notes due December 31, 1999 (the "Notes"). The minimum note subscription escrow requirements of $500,000 was exceeded in September 1995. The company commenced normal operations in October 1995. The Secured Note offering was completed with maximum allowed subscriptions in August 1996. As of December 31, 1997, the Company had purchased approximately 1300 automobile finance contracts with aggregate balances of approximately $9,586,000.

         The Company incurred $295,000 in start up operating losses in 1996. The Company became profitable in early 1997 as expected when the initial finance contract portfolio purchases were completed.

INCOME AND LOSS RECOGNITION

         The Company generally purchases Contracts at discounts ranging from 2% to 25% of the remaining net principal balance of each Contract. The difference between the estimated future cash collections and the cost of the Contract is unearned interest income and unearned discount. Over the life of the receivable portfolio, this unearned interest and unearned discounts are recognized as interest revenue. Note offering and organization costs are amortized as the notes payable are retired. Interest expense represents interest paid, or accrued on the Company's borrowings. During the life of the receivable portfolio, the Company charges credit losses to unearned interest and purchase discount account as incurred. As of December 31, 1997, there have been approximately $660,000 in credit losses and the Company believes that amounts included in unearned interest and purchase discounts are sufficient to cover any losses that will be incurred in the future. The Company's charge-off policy is based upon the individual review of each Contract.

         Because of automobile dealer Contract replacement agreements, loss exposure is somewhat mitigated on defaulted Contracts. The Company's high yield from its Contracts is primarily a result of the negotiated purchase discounts obtained at time of the purchase of the Contract and the interest rates generally charged on the Contracts, typically at the statutory ceiling rate for the state in which the Contract was originated.

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

EFFECTIVE INTEREST RATES

         The Company's average effective yield on its Contracts through December 31, 1997 was in excess of 30%. The stated interest rate on the borrowing of the Notes is 14%. Due to the issuance costs of the Notes the Company's effective cost of borrowing is in excess of the stated rate of 14%.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See index at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           No changes.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICE, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

             The name, age, background and principal occupation of the sole director and executive officer of the Company is set forth below:

           Mr. Michael R. Marshall, age 48, is the sole officer and director of the Company. Mr. Marshall has spent full time in the automobile sub-prime credit finance business for the last four years. Mr. Marshall holds a Bachelor of Business Administration Degree in Accounting where he obtained in 1971 from Texas A & M University. From 1971 through 1977 Mr. Marshall was employed at Coopers & Lybrand, Certified Public Accountants, where he served in various positions including general practice manager of its Oklahoma City office. Mr. Marshall was self-employed from 1977 to 1982 as a practicing Certified Public Accountant and as a corporate financial consultant and since 1982 has been President and Chief Executive Officer of Settlers Capital Corporation, an Oklahoma corporation, which specialized in assisting companies in the placement, collection and liquidation of debt finance transactions. Additionally, from 1981 through 1988, Mr. Marshall was the President of Settlers Energy Corporation, an independent oil and gas company located in Oklahoma, which specialized in purchasing, managing and liquidation of secured oil and gas industry loans of distressed financial institutions.

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

         The Company has no equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 10.   EXECUTIVE COMPENSATION

         None of the directors or executive officers received any compensation from the Company during 1997. The director and executive officer does not anticipate receipt of any compensation from the Company, prior to the satisfaction in full of the 14% Notes due December 31, 1999.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At December 31, 1997, the ownership of the Company's common stock is as follows:


         NAME OF DIRECTOR OR                                                        AMOUNT AND NATURE OF
         NAME AND ADDRESS OF                                 NUMBER             BENEFICIAL OWNERSHIP PERCENTAGE
         BENEFICIAL OWNER                                   OF SHARES               OF CLASS OUTSTANDING (1)
         -------------------                                ---------           --------------------------------
U.S. Automobile Acceptance Corporation (1)
(Formerly Settlers Acceptance Corporation)
1120 N.W. 63rd, Suite G-106
Oklahoma City, OK  73116                                      1,000                             100%

Mr. Michael R. Marshall
1120 N.W. 63rd, Suite G-106
Oklahoma City, OK  73116                                       -0- (2)

--------------------------------------------------------------------------------

(1) The sole shareholder of U.S. Automobile Acceptance Corporation ("USAAC"), a privately-held corporation, could be deemed to share voting investments powers over the shares owned of record by USAAC. The sole shareholder of USAAC is Michael R. Marshall.

(2) Mr. Marshall owns 100% of the outstanding common stock of USAAC.

--------------------------------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         U.S. Automobile Acceptance Corporation is the owner 100% of the issued and outstanding common stock of the Company.

         The Company's contracts will be administrated, serviced and collected on behalf of the Company by U.S. Automobile Acceptance Corporation, an affiliate. The Servicer subcontracts a portion of the servicing of the contracts to qualified automobile dealers and other qualified subcontractors.

         The Servicer is paid a servicing fee of $21.50 per month, per contract, limited to maximum of $35,000 per month. In addition, the Company's Parent will be paid a purchase administration fee of $125 per Contract purchased, paid monthly, and will be paid a monthly investor administration fee of 1/12th of 1% of the aggregate principal amount of the Notes outstanding, and 1/12th of 1% of aggregate funds held in investment accounts.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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


         (b)      Reports on Form 8-K:

                           No reports on Form 8-K were filed in the three month period ended December 31, 1997.

         (c)      Exhibits:

                   EXHIBIT
                    NUMBER         EXHIBIT
                    ------         -------
                     3.1 -         Articles of Incorporation of U.S. Automobile Acceptance 1995-1, Inc.(1)

                     3.2 -         Bylaws of U.S. Automobile Acceptance 1995-1, Inc. (1)

                     4.1 -         Indenture Agreement between U.S. Automobile Acceptance 1995-1, Inc.
                                   and Texas Commerce Bank National Association, as Trustee, with respect to the 14% Notes due December 31, 1999. (1)

                     4.2 -         Form of 14% Note due December 31, 1999. (1)

                     27  -         Financial Data Schedule


         (d)      Financial Statements excluded by Rule 14a-3(b):  None.


--------------------------------------------------------------------------------
(1) Incorporated by reference to the Company's Form SB-2 Registration Statement
--------------------------------------------------------------------------------

                                                            (File No. 33-88928D)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 26, 1998

                                        U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.



                                        By:   /s/ MICHAEL R. MARSHALL
                                              ---------------------------------
                                              Michael R. Marshall,  President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                    Title                                 Date
         ---------                                    -----                                 ----

By:  /s/ MICHAEL R. MARSHALL                    President and Director                  March 26, 1998
     -----------------------                 (Principal Executive Officer
     Michael R. Marshall                    and Principal Financial Officer)


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     The registrant hereby undertakes to file with the Commission four copies of any annual report to its security holders when it is sent to such security holders.

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                              FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS



                                                                                               PAGE
                                                                                               ----
Independent Auditor's Report                                                                    F-2

Balance Sheet as of December 31,
  1996 and 1997                                                                                 F-3

Statement of Operations for the
  years ended December 31, 1996
  and 1997                                                                                      F-4

Statement of Stockholders' Equity
  for the years ended December 31,
  1996 and 1997                                                                                 F-5

Statement of Cash Flows for the
  years ended December 31, 1996
  and 1997                                                                                      F-6

Notes to Financial Statements                                                                   F-7



All financial statement schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

             [TYSON HOPKINS CERTIFIED PUBLIC ACCOUNTANT LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
U.S. Automobile Acceptance 1995-1, Inc.

I have audited the balance sheets of U.S. Automobile Acceptance 1995-1, Inc. (the Company) as of December 31, 1996, and December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Automobile Acceptance 1995-1, Inc. as of December 31, 1996 and December 31, 1997 and the results of its operations, changes in stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.




TYSON HOPKINS
Oklahoma City, Oklahoma
February 27, 1998

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                                  BALANCE SHEET
                        As of December 31, 1996 and 1997


                                                      ASSETS
                                                      ------

                                                                                   Dec. 31,          Dec. 31,
                                                                                     1996              1997
                                                                                     ----              ----
Cash and cash equivalents                                                       $  2,881,477      $  1,002,401

Contracts receivable                                                               7,929,896         9,585,665

Capitalized note offering costs                                                    1,735,908         1,735,908

Other                                                                                183,619            11,337
                                                                                ------------      ------------

                  TOTAL ASSETS                                                  $ 12,730,900      $ 12,335,311
                                                                                ============      ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------

Accrued interest payable                                                        $    115,500      $    115,500

Unearned interest, contract purchase
  discounts, and allowance for losses                                              2,971,636         2,304,821

Notes payable                                                                      9,900,000         9,900,000

Other                                                                                 11,725            11,725
                                                                                ------------      ------------

                  TOTAL LIABILITIES                                               12,998,861        12,332,046
                                                                                ------------      ------------

Commitments

Stockholders' equity:
 Common Stock,$1.00 par value, 3,000
   shares authorized, 1,000 shares
   issued and outstanding                                                              1,000             1,000

 Additional paid-in capital                                                           49,000            49,000

 Retained earnings (deficit)                                                        (317,961)          (46,735)
                                                                                ------------      ------------

                  TOTAL STOCKHOLDERS' EQUITY
                    (DEFICIT)                                                       (267,961)            3,265
                                                                                ------------      ------------

                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY                                        $ 12,730,900      $ 12,335,311
                                                                                ============      ============


                 See accompanying notes to financial statements

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                             STATEMENT OF OPERATIONS
                 For the years ended December 31, 1996 and 1997




                                               1996            1997
                                               ----            ----
Interest income                             $  939,365      $1,939,910
Interest expense                               908,574       1,386,000
                                            ----------      ----------
         Net interest income                    30,791         553,910
Gain on sale of contracts                          -0-         321,986
                                            ----------      ----------
         Total income                           30,791         875,896
General and administrative expenses            325,375         604,670
                                            ----------      ----------

         Net (loss) income                  $ (294,584)     $  271,226
                                            ==========      ==========

         Net (loss) income per share of
           common stock                     $  (294.58)     $   271.23
                                            ==========      ==========




                 See accompanying notes to financial statements

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                 For the years ended December 31, 1996 and 1997




                                Common Stock            Paid-In       Retained
                             Shares       Amount        Capital       Earnings        Total
                             ------       ------        -------       --------        -----
Balances, December 31,
1995                           1,000     $   1,000     $  49,000     $ (23,377)     $  26,623

Net income (loss)
1996                             -0-           -0-           -0-      (294,584)      (294,584)
                           ---------     ---------     ---------     ---------      ---------
Balances, December 31,
1996                           1,000         1,000        49,000      (317,961)      (267,961)

Net income
1997                             -0-           -0-           -0-       271,226        271,226
                           ---------     ---------     ---------     ---------      ---------
Balances, December 31,
1997                           1,000     $   1,000     $  49,000     $ (46,735)     $   3,265
                           =========     =========     =========     =========      =========





                 See accompanying notes to financial statements

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                             STATEMENT OF CASH FLOWS
                 For the years ended December 31, 1996 and 1997



                                                        Dec. 31,         Dec. 31,
                                                          1996             1997
                                                          ----             ----
Cash flows used by operating activities:
         Net income (loss)                            $  (294,584)     $   271,226
         Increase in accrued interest payable              99,961              -0-
         (Increase) decrease in other assets             (157,219)         172,282
         Increase in other liabilities                     11,725              -0-
                                                      -----------      -----------
                  Net cash provided (used) by
                    operating activities                 (340,117)         443,508
                                                      -----------      -----------
Cash flows used in investing activities:
         Purchase of contracts receivable              (8,750,422)      (4,908,436)
         Increase (decrease) in unearned
           interest, purchase discount and
           allowance for losses                         2,863,991         (666,815)
         Principal collections and sale of
           contracts receivable                         1,171,095        3,252,667
                                                      -----------      -----------
                  Net cash used by investing
                    activities                         (4,715,336)      (2,322,584)
                                                      -----------      -----------
Cash flows provided by financing activities:
         Proceeds from issuance of notes payable        8,568,000              -0-
         Notes payable offering costs                  (1,418,236)             -0-
                                                      -----------      -----------
                  Net cash provided by financing
                    activities                          7,149,764              -0-

                  Net increase (decrease) in cash
                    and cash equivalents                2,094,311       (1,879,076)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          787,166        2,881,477
                                                      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 2,881,477      $ 1,002,401
                                                      ===========      ===========







                 See accompanying notes to financial statements

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)


                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS

GENERAL - U.S. Automobile Acceptance 1995-1, Inc. (herein referred to as "Company" or "1995-1") was incorporated on January 12, 1995 as a Texas Corporation. The Company was formed to purchase, collect and service retail installment sale financing contracts created by the sale of used automobiles and light trucks ("Contracts"). The Company targets automobile purchasers who are typically unable to obtain credit from traditional sources (sub-prime credit consumers). The contracts generally have APR interest rates at or near the maximum rate allowed by the state in which the automobile sale was originated and the payment terms are generally from 24 to 48 months. The contracts are originated by used car divisions of new car dealerships and by independent used car dealerships ("Dealers"), with the Company's type financing arrangement generally being referred to as indirect consumer lending.

To date, all contract purchases have been financed through the issuance of publicly registered notes ("Notes") of the Company. The Notes are collateralized by individual motor vehicle retail installment Contracts. The Contracts are secured by liens on used automobile and light trucks and are generally purchased at discounts ranging from 2% to 25% below the total future net principal balance owed on such Contracts. Purchase discounts vary depending on the credit worthiness of the individual borrower and financial strength added by additional credit support agreements provided by the Dealers from which Contracts have been purchased. The Dealer credit support agreements are usually in the form of Contract replacement agreements, direct dealer recourse agreements, limited guarantee agreements or some other form of cash hold-back arrangement.

ASSET-BACKED NOTE OFFERING - The Company filed a Registration Statement in 1995 with the Securities and Exchange Commission and various state security boards with respect to its offering of up to $9,900,000 of 14% Promissory Notes due December 31, 1999. The $500,000 minimum required subscription amount was reached in September 1995 and the offering became effective. The offering was fully subscribed in August 1996. The Company became fully operational in February 1997. Prior to February 1997, the Company was considered to be in the "development stage" as substantially all of its efforts have been expended in establishing the new business, raising capital and purchasing initial finance Contracts.

The Notes were issued under the terms of an Indenture Agreement between the Company and Chase Bank of Texas, formerly Texas Commerce Bank National Association, as Trustee. The Notes are secured by the contracts and proceeds thereof.



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the finance industry.

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)


                          NOTES TO FINANCIAL STATEMENTS




USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures regarding contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - The Company considers all investments with a maturity of three months or less, when purchased, to be cash equivalents.

RESTRICTED CASH - The use of cash of the Company is restricted by the terms of an indenture agreement between the Company and Chase Bank of Texas, as Indenture Trustee, to initially purchase Contracts and for payment of allowed expenses, trustee's fees and expenses, interest paid by transfers to Note Redemption Account for payment to Noteholders and before Note Redemption Date (January 1,
1999), any remaining proceeds used to purchase additional eligible Contracts, and after Note Redemption Trigger Date, any remaining proceeds deposited into Note Redemption Account for payment of Notes.

FINANCE CONTRACTS AND INCOME RECOGNITION - Upon purchase of a Contract, the Company records the gross amount of the Contract as a gross contract receivable and the difference between gross contract receivable and cost of the Contract purchased is recorded as unearned interest, discounts and dealer hold-backs. Income from finance contracts is recognized using the effective interest method.

The Company makes periodic sales of Contracts to third party buyers for cash. Income from sale of Contracts is recognized at the time of the sale.

CAPITALIZED NOTE OFFERING COSTS - Costs directly related to note offering cost are capitalized and amortized as notes payable are retired.

CREDIT LOSSES - The Company believes that amounts included in unearned interest, discounts and dealer hold-back accounts are sufficient to cover any loan losses that will be incurred in the future. If management determines that additional loss reserves are necessary in the future they will be established at that time.

FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires the disclosure, to the extent practicable, of the fair value of financial instruments which are recognized or unrecognized in the balance sheet. In Management's opinion, the fair value of finance contracts and Notes payable is approximately the same as the carrying value reflected in the financial statements.

INCOME TAXES - The Company has adopted SFAS No. 109, Accounting for Income Taxes, whereby deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)


                          NOTES TO FINANCIAL STATEMENTS




income tax reporting purposes, and (b) net operating loss carry forwards. The Company has incurred an aggregate tax and financial reporting loss from incorporation through year end 1997 and accordingly has no income tax liability as of December 31, 1997

3. CONTRACTS RECEIVABLE

At December 31, 1997 contracts receivable were as follows:

                                                                  Dec. 31, 1997
                                                                  -------------
Cost of Contracts purchased                                       $ 7,280,844

Unearned interest, purchase
 discounts and dealer hold-
 backs                                                              2,304,821
                                                                  -----------
TOTAL ANTICIPATED CONTRACT
 PAYMENTS                                                         $ 9,585,665
                                                                  ===========

         Use of proceeds of contract receivable collections is restricted to repayment of Notes payable described in Note 4, payment of certain allowed expenses of the Company and the purchase of additional Contracts.

As of December 31, 1997, the Company charged approximately $660,000 to unearned interest, Contract purchase discounts and allowance for losses, as management estimates future losses to be incurred on non performing Contracts as of December 31, 1997.

4. NOTES PAYABLE

At December 31, 1996 and December 31, 1997 the Company had outstanding notes payable of $9,900,000. The Notes bear interest at 14% payable monthly, and the principal is due December 31, 1999.

The Notes have been issued under the terms of an Indenture Agreement between the Company and Chase Bank of Texas, as trustee. The Notes are collateralized by the Contracts and proceeds thereof. 1995-1 holds vehicle titles and/or liens on the vehicles as collateral for Contracts until they are paid in full. Use of proceeds of contract collections of 1995-1 is restricted to payments on the Notes, payment of certain allowed expenses of 1995-1 and the purchase of additional Contracts.

Under the terms of the various agreements Chase holds a security agreement for the benefit of the noteholders, serves as paying agent, note registrar, controls the note redemption bank account and serves as escrow agent, initially receiving all funds received as Note subscriptions from the noteholders. In the event of non payment of principal or interest on the Notes, the Indenture Trustee may declare the principal and interest payable immediately and may pursue any available remedies by proceeding at law or in equity to collect or to enforce the performance of any provision of the

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)


                          NOTES TO FINANCIAL STATEMENTS



Notes or the security agreement.

Noteholders may incur risks and uncertainties including concentration of assets since the Company is not expected to have any significant assets other than automobile finance contracts and since most of the borrowers and the related automobile collateral are expected to be located in the states of Oklahoma and Texas. Other risks include limited operating history of the Servicer and 1995-1, possible decline in future availability and quality of finance Contracts to be purchased due to increased competition, possible conflicts of interest between 1995-1 and affiliate entities.

5. STOCKHOLDERS' EQUITY (DEFICIT)

The Company has issued 1,000 shares of common stock to U.S. Automobile Acceptance Corporation for $50,000 in connection with the organization of the Company.

The Company incurred operating losses until the purchase of the initial Contract portfolio was completed in February 1997.

6. RELATED PARTY TRANSACTIONS - COMMITMENT

U.S. Automobile Acceptance Corporation ("USAAC") contractually administers, services and collects Contracts on behalf of 1995-1 and subcontracts a portion of the servicing and collection functions to certain automobile dealers and other subcontractors. The amount paid to USAAC for such services is restricted by the terms of various agreements.

Five percent (5%) of the proceeds of the Asset-Backed Note offering were paid to USAAC as reimbursement of registration, legal, accounting, printing, trustee, marketing, and other out of pocket fees and expenses and allocated general and administrative and overhead expenses related to the offering and organization of the Company.

The Servicer is paid a servicing fee of $21.50 per month, per Contract, limited to maximum of $35,000 per month. In addition, USAAC is paid a one time purchase administration fee of $125 per Contract purchased, paid monthly, and is paid a monthly investor administration fee of 1/12th of 1% of the aggregate principal amount of the Notes outstanding, and 1/12th of 1% of aggregate funds held in investment accounts.

                               Index to Exhibits

EXHIBIT
 NUMBER         EXHIBIT
 ------         -------
  3.1 -         Articles of Incorporation of U.S. Automobile Acceptance 1995-1, Inc.(1)

  3.2 -         Bylaws of U.S. Automobile Acceptance 1995-1, Inc. (1)

  4.1 -         Indenture Agreement between U.S. Automobile Acceptance 1995-1, Inc.
                and Texas Commerce Bank National Association, as Trustee, with respect to the 14% Notes due December 31, 1999. (1)

  4.2 -         Form of 14% Automobile Contract Note due December 31, 1999. (1)

  27  -         Financial Data Schedule


--------------------------------------------------------------------------------
(1) Incorporated by reference to the Company's Form SB-2 Registration Statement.
--------------------------------------------------------------------------------