Form 10QSB
period 1998-03-31
US AUTOMOBILE ACCEPTANCE 1995-I INC
filed 1998-05-15
CIK 936652

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM IO-Q SB


  (Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the quarterly period ended March 31, 1998 OR
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Transition period from_______to_______

Commission file number    33-88928-D
                       ---------------------------------------------------------

                      U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                      Texas                                                            75-2578376
------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                           (I.R.S. Employer Identification No.)
or organization)

            1120 NW 63rd , Suite G-108, Oklahoma City, Oklahoma 73116
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (405) 843-3135
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 123 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X  No
      ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Yes    No                     Not Applicable
      ---    ---

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

     1,000 shares of Common Stock


                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
        SEE ATTACHED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                U.S. Automobile Acceptance Corporation 1995-1, Inc. (the Company) was incorporated in Texas on January 12, 1995. The Company was formed for the purpose of purchasing, collecting and servicing motor vehicle retail installment contracts (the "Contracts"). In mid-1995, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission with respect to an offering of up to $ 9,900,000 of 14% Secured Promissory Notes due December 31, 1999 (the "Notes"). The minimum note subscription escrow requirements of $500,000 was exceeded in September 1995. The company commenced normal operations in October 1995. The Company's Secured Note offering was fully subscribed in July 1996. As of March 31, 1998 the Company had approximately 1300 automobile finance contracts with aggregate balances of approximately $9,000,000.

                The Company had a net operating loss of $24,581 during the first quarter of 1998 and had incurred cumulative losses since inception of $71,316 as of March 31, 1998.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  CHANGES IN SECURITIES

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5. OTHER INFORMATION

        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        27 Financial Data Schedule



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          (Registrant) U. S. Automobile Acceptance 1995-1, Inc
                                       -----------------------------------------

Date: 5-15-98             (Signature)   /s/ MICHAEL R. MARSHALL
                                     -------------------------------------------
                                       Michael R. Marshall, President and Chief
                                       Financial Officer

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                                  BALANCE SHEET
                   As of March 31, 1998 and December 31, 1997
                                   (Unaudited)

                                     ASSETS

                                                                                  March 31,          Dec. 31,
                                                                                    1998               1997
                                                                                ------------      ------------
Cash and cash equivalents                                                       $  1,112,307      $  1,002,401

Contracts receivable                                                               9,515,260         9,585,665

Capitalized note offering costs                                                    1,735,908         1,735,908

Other                                                                                 18,621            11,337
                                                                                ------------      ------------

                  TOTAL ASSETS                                                  $ 12,382,096      $ 12,335,311
                                                                                ============      ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest payable                                                        $    115,500      $    115,500
Unearned interest, contract purchase
  discounts, and allowance for losses                                              2,376,187         2,304,821
Notes payable                                                                      9,900,000         9,900,000
Other                                                                                 11,725            11,725
                                                                                ------------      ------------

                  TOTAL LIABILITIES                                               12,403,412        12,332,046
                                                                                ============      ------------
Commitments
Stockholders' equity:
 Common Stock,$1.00 par value, 3,000
   shares authorized, 1,000 shares
   issued and outstanding                                                              1,000             1,000
 Additional paid-in capital                                                           49,000            49,000
 Retained earnings (deficit)                                                         (71,316)          (46,735)
                                                                                ------------      ------------
                  TOTAL STOCKHOLDERS' EQUITY
                    (DEFICIT)                                                        (21,316)            3,265
                                                                                ------------      ------------
                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY                                        $ 12,382,096      $ 12,335,311
                                                                                ============      ============




                 See accompanying notes to financial statements

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                             STATEMENT OF OPERATIONS
              For the three months ended March 31, 1998 and for the
                          year ended December 31, 1997
                                   (Unaudited)


                                                                                                Three Months
                                                                                                    Ended         Year Ended
                                                                                                March 31, 1998   Dec. 31, 1997
                                                                                                --------------   -------------
Interest income                                                                                   $  494,568      $1,939,910
Interest expense                                                                                     346,500       1,386,000
                                                                                                  ----------      ----------
         Net interest income                                                                         148,068         553,910
Gain on sale of contracts                                                                                -0-         321,986
                                                                                                  ----------      ----------
         Total income                                                                                148,068         875,896
General and administrative expenses                                                                  172,649         604,670
                                                                                                  ----------      ----------

         Net income (loss)                                                                        $  (24,581)     $  271,226
                                                                                                  ==========      ==========

         Net income (loss) per share of
           common stock                                                                           $   (24.58)     $   271.23
                                                                                                  ==========      ==========




                 See accompanying notes to financial statements

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                        STATEMENT OF STOCKHOLDERS' EQUITY
              For the three months ended March 31, 1998 and for the
                          year ended December 31, 1997
                                   (Unaudited)



                                Common Stock            Paid-In       Retained
                            Shares         Amount       Capital       Earnings        Total
                           ---------     ---------     ---------     ---------      ---------
Balances, December 31,
  1996                         1,000     $   1,000     $  49,000     $(317,961)     $(267,961)
Net income
  1997                           -0-           -0-           -0-       271,226        271,226
                           ---------     ---------     ---------     ---------      ---------
Balances, December 31,
  1997                         1,000         1,000        49,000       (46,735)         3,265

Net (loss) for three
  months ended
  March 31, 1998                 -0-           -0-           -0-       (24,581)       (24,581)
                           ---------     ---------     ---------     ---------      ---------
Balances, March 31,
  1998                         1,000     $   1,000     $  49,000     $ (71,316)     $ (21,316)
                           =========     =========     =========     =========      =========




                 See accompanying notes to financial statements

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                             STATEMENT OF CASH FLOWS
              For the three months ended March 31, 1998 and for the
                          year ended December 31, 1997
                                   (Unaudited)


                                                        March 31,        Dec. 31,
                                                          1998             1997
                                                      -----------      -----------
Cash flows from operating activities:
         Net income (loss)                            $   (24,581)     $   271,226
         (Increase) decrease in other assets               (7,284)         172,282
                                                      -----------      -----------
                  Net cash provided (used) by
                    operating activities                  (31,865)         443,508
                                                      -----------      -----------
Cash flows from investing activities:
         Purchase of contracts receivable                (479,196)      (4,908,436)
         Increase (decrease) in unearned
           interest, purchase discount and
           allowance for losses                            71,367         (666,815)
         Principal collections and sale of
           contracts receivable                           549,600        3,252,667
                                                      -----------      -----------
                  Net cash provided (used) by
                    investing activities                  141,771       (2,322,584)
                                                      -----------      -----------

                  Net increase (decrease) in cash
                    and cash equivalents                  109,906       (1,879,076)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        1,002,401        2,881,477
                                                      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 1,112,307      $ 1,002,401
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

RESTRICTED CASH - The use of cash of the Company is restricted by the terms of an indenture agreement between the Company and Chase Bank of Texas, as Indenture Trustee, to initially purchase Contracts and for payment of allowed expenses, trustee's fees and expenses, interest paid by transfers to Note Redemption Account for payment to Noteholders and before Note Redemption Trigger Date (January 1, 1999), any remaining proceeds used to purchase additional eligible Contracts, and after Note Redemption Trigger Date, any remaining proceeds deposited into Note Redemption Account for payment of Notes.

FINANCE CONTRACTS AND INCOME RECOGNITION - Upon purchase of a Contract, the Company records the gross amount of the Contract as a gross contract receivable and the difference between gross contract receivable and cost of the Contract purchased is recorded as unearned interest, discounts and allowance for loan losses. Income from finance contracts is recognized using the effective interest method.

The Company makes periodic sales of Contracts to third party buyers for cash. Income from sale of Contracts is recognized at the time of the sale.

CAPITALIZED NOTE OFFERING COSTS - Costs directly related to note offering cost are capitalized and amortized as notes payable are retired.

CREDIT LOSSES - The Company believes that amounts included in unearned interest, discounts and allowance for loan losses accounts are sufficient to cover any loan losses that will be incurred in the future. If management determines that additional loss reserves are necessary in the future they will be established at that time.

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

INCOME TAXES - The Company has adopted SFAS No. 109, Accounting for Income Taxes, whereby deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. The Company has incurred an aggregate tax and financial reporting loss from incorporation through March 31, 1998 and accordingly has no income tax liability as of March 31, 1998.


3. CONTRACTS RECEIVABLE

At March 31, 1998 contracts receivable were as follows:


                                                          March 31, 1998
                                                          --------------
Cost of Contracts purchased                                 $ 7,139,073

Unearned interest, purchase
 discounts and dealer hold-
 backs                                                        2,376,187
                                                            -----------
TOTAL ANTICIPATED CONTRACT
 PAYMENTS                                                   $ 9,515,260
                                                            ===========

Use of proceeds of contract receivable collections is restricted to repayment of Notes payable described in Note 4, payment of certain allowed expenses of the Company and the purchase of additional Contracts.

As of December 31, 1997, the Company charged approximately $660,000 to unearned interest, Contract purchase discounts and allowance for losses, as management estimates future losses to be incurred on non performing Contracts as of December 31, 1997. No additional charges had been made as of March 31, 1998.


4.  NOTES PAYABLE

At December 31, 1997 and March 31, 1998 the Company had outstanding notes payable of $9,900,000. The Notes bear interest at 14% payable monthly, and the principal is due December 31, 1999.

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

Under the terms of the various agreements Chase holds a security agreement for the benefit of the noteholders, serves as paying agent, note registrar, controls the note redemption bank account and serves as escrow agent, initially receiving all funds received as Note subscriptions from the noteholders. In the event of non payment of principal or interest on the Notes, the Indenture Trustee may declare the principal and interest payable immediately and may pursue any available remedies by proceeding at law or in equity to collect or to enforce the performance of any provision of the Notes or the security agreement.

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


5. STOCKHOLDERS' EQUITY

The Company issued 1,000 shares of common stock for $50,000 in connection with the organization of the Company.


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

                                 EXHIBIT INDEX

Exhibit            Description
-------            -----------
 27                Financial Data Schedule