Form 10QSB
period 1998-06-30
US AUTOMOBILE ACCEPTANCE 1995-I INC
filed 1998-08-14
CIK 936652

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM IO-Q SB


(Mark One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from_______to_______

  Commission file number    33-88928-D
                         -------------------------------------------------------
             U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                                                         75-2578376
-----------------------------------------------------------------------------------------------------
     (State or other jurisdiction of incorporation               (I.R.S. Employer Identification No.)
     or organization)

             1120 NW 63rd , Suite G-108, Oklahoma City, Oklahoma 73116 (Address of principal executive offices)

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

  Yes  X   No
     -----   -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Yes  X   No      Not Applicable.
     -----   -----


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

            1,000 shares of Common Stock

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
        SEE ATTACHED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                U.S. Automobile Acceptance Corporation 1995-1, Inc. (the Company) was incorporated in Texas on January 12, 1995. The Company was formed for the purpose of purchasing, collecting and servicing motor vehicle retail installment contracts (the "Contracts"). In mid-1995, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission with respect to an offering of up to $ 9,900,000 of 14% Secured Promissory Notes due December 31, 1999 (the "Notes"). The minimum note subscription escrow requirements of $500,000 was exceeded in September 1995. The company commenced normal operations in October 1995. The Company's Secured Note offering was fully subscribed in July 1996. As of June 30, 1998 the Company had approximately 1200 automobile finance contracts with aggregate balances of approximately $8,500,000.

                The Company had a net operating loss of $63,256 during the second quarter of 1998. The Company has begun accumulating cash for a planned redemption of investor notes in late 1998 or early 1999. Accordingly the company expects to incur operating losses throughout the period of cash accumulation and the note redemption period. Interest earned in the future on cash held in bank accounts is expected to be less than interest paid to investors on these amounts during the planned note redemption period. This is referred to as negative interest spread.


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

                            (Registrant) U. S. Automobile Acceptance 1995-1, Inc
                                        ----------------------------------------

Date: August 14, 1998       (Signature) /s/ MICHAEL R. MARSHALL
     ------------------                -----------------------------------------
                                       Michael R. Marshall, President and Chief
                                        Financial Officer

                    U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                        (a limited purpose corporation)

                                 Balance Sheet
                     As of June 30, 1998 and March 31, 1998
                                  (Unaudited)

                                     ASSETS


                                                   March 31,          June 30,
                                                     1998              1998
                                                 ------------      ------------
Cash and cash equivalents                        $  1,112,307      $  1,295,759

Contracts receivable                                9,515,260         8,457,267

Capitalized note offering costs                     1,735,908         1,735,908

Other                                                  18,621            19,279
                                                 ------------      ------------

                  TOTAL ASSETS                   $ 12,382,096      $ 11,508,213
                                                 ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest payable                         $    115,500      $    115,500
Unearned interest, contract purchase
  discounts, and allowance for losses               2,376,187         1,567,336
Notes payable                                       9,900,000         9,900,000
Other                                                  11,725             9,949
                                                 ------------      ------------

                  TOTAL LIABILITIES                12,403,412        11,592,785
                                                 ------------      ------------
Commitments
Stockholders' equity:
 Common Stock,$1.00 par value, 3,000
   shares authorized, 1,000 shares
   issued and outstanding                               1,000             1,000
 Additional paid-in capital                            49,000            49,000
 Retained earnings (deficit)                          (71,316)         (134,572)
                  TOTAL STOCKHOLDERS' EQUITY
                    (DEFICIT)                         (21,316)          (84,572)
                                                 ------------      ------------
                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY         $ 12,382,096      $ 11,508,213
                                                 ============      ============



                 See accompanying notes to financial statements

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                             Statement of Operations
           For the three months and the six months ended June 30, 1998
                                   (Unaudited)

                                                   Three Months       Six Months
                                                       Ended            Ended
                                                   June 30, 1998    June 30, 1998
                                                   -------------    -------------
Interest income                                      $ 457,024        $ 951,592
Interest expense                                       346,500          693,000
                                                     ---------        ---------
         Net interest income                           110,524          258,592

General and administrative expenses                    173,780          346,429
                                                     ---------        ---------

         Net income (loss)                           $ (63,256)       $ (87,837)
                                                     =========        =========

         Net income (loss) per share of
           common stock                              $  (63.26)       $  (87.84)
                                                     =========        =========


                 See accompanying notes to financial statements

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                        Statement of Stockholders' Equity
              For the three months ended March 31, 1998 and for the
                        three months ended June 30, 1998
                                   (Unaudited)

                           Common Stock       Paid-In      Retained

                         Shares    Amount     Capital      Earnings        Total
                         ------    ------     -------      --------        -----
Balances, December 31,
1997                     1,000     $1,000     $49,000     $ (46,735)     $  3,265
Net (loss) for three
  months ended
  March 31, 1998           -0-        -0-         -0-       (24,581)      (24,581)
                         -----     ------     -------     ---------      --------
Balances, March 31,
1998                     1,000      1,000      49,000       (71,316)      (21,316)
Net (loss) for three
  months ended
  June 30, 1998            -0-        -0-         -0-       (63,256)      (63,256)
                         -----     ------     -------     ---------      --------
Balance, June 30,
1998                     1,000     $1,000     $49,000     $(134,572)     $(84,572)
                         -----     ------     -------     ---------      --------


                 See accompanying notes to financial statements

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                             Statement of Cash Flows
           For the three months and the six months ended June 30, 1998
                                   (Unaudited)

                                                     Three months       Six months
                                                        ended             ended
                                                    March 30, 1998    June 30, 1998
                                                    --------------    -------------
Cash flows from operating activities:
         Net income (loss)                            $   (63,256)     $   (87,837)
         (Increase) decrease in other assets               (2,434)          (9,718)
                                                      -----------      -----------
                  Net cash provided (used) by
                    operating activities                  (65,690)         (97,555)
                                                      -----------      -----------
Cash flows from investing activities:
         Purchase of contracts receivable                  (2,000)        (481,196)
         Increase (decrease) in unearned
           interest, purchase discount and
           allowance for losses                          (208,851)        (137,484)
         Principal collections from
           contracts receivable                           459,993        1,009,593
                                                      -----------      -----------
                  Net cash provided (used) by
                    investing activities                  249,142          390,913
                                                      -----------      -----------

                  Net increase (decrease) in cash
                    and cash equivalents                  183,452          293,358

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        1,112,307        1,002,401
                                                      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 1,295,759      $ 1,295,759
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

Income Taxes - The Company has adopted SFAS No. 109, Accounting for Income Taxes, whereby deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. The Company has incurred an aggregate tax and financial reporting loss from incorporation through June 30, 1998 and accordingly has no income tax liability as of June 30, 1998.


3. CONTRACTS RECEIVABLE

At June 30, 1998 contracts receivable were as follows:


                                                                                   June 30, 1998
                                                                                   -------------
Cost of Contracts purchased                                                         $ 6,889,931
Unearned interest, purchase
 discounts and dealer hold-
 backs                                                                                1,567,336
                                                                                    -----------
TOTAL ANTICIPATED CONTRACT
 PAYMENTS                                                                           $ 8,452,267
                                                                                    ===========


Use of proceeds of contract receivable collections is restricted to repayment of Notes payable described in Note 4, payment of certain allowed expenses of the Company and the purchase of additional Contracts.

As of December 31, 1997, the Company charged approximately $660,000 to unearned interest, Contract purchase discounts and allowance for losses, as management estimates future losses to be incurred on non performing Contracts as of December 31, 1997. No additional charges had been made as of June 30, 1998.


4.  NOTES PAYABLE

At March 31, 1998 and June 30, 1998 the Company had outstanding notes payable of $9,900,000. The Notes bear interest at 14% payable monthly, and the principal is due December 31, 1999.

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

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                             EXHIBIT
-------                            -------
  27                        Financial Data Schedule