Form 10QSB
period 1998-09-30
US AUTOMOBILE ACCEPTANCE 1995-I INC
filed 1998-11-16
CIK 936652

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


  (Mark One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998 OR
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from_______to_______

  Commission file number    33-88928-D
                         -------------------------------------------------------

                      U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

               Texas                                                  75-2578376
-----------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer Identification No.)
or organization)

            1120 NW 63rd, Suite G-108, Oklahoma City, Oklahoma 73116
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

1,000 shares of Common Stock

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                                  BALANCE SHEET
                   As of June 30, 1998 and September 30, 1998
                                   (Unaudited)

                                     ASSETS

                                                    June 30,        September 30,
                                                      1998               1998
                                                  ------------      -------------
Cash and cash equivalents                         $  1,295,759      $   1,442,689
Contracts receivable                                 8,457,267          7,822,135
Capitalized note offering costs                      1,735,908          1,735,908
Other                                                   19,279             18,621
                                                  ------------      -------------

                  TOTAL ASSETS                    $ 11,508,213      $  11,019,353
                                                  ============      =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accrued interest payable                          $    115,500      $     115,500
Unearned interest, contract purchase
  discounts, and allowance for losses                1,567,336          1,108,674
Notes payable                                        9,900,000          9,900,000
Other                                                    9,949              9,949
                                                  ------------      -------------

                  TOTAL LIABILITIES                 11,592,785         11,134,123
                                                  ------------      -------------

Commitments
Stockholders' equity:
 Common Stock,$1.00 par value, 3,000
   shares authorized, 1,000 shares
   issued and outstanding                                1,000              1,000
 Additional paid-in capital                             49,000             49,000
 Retained earnings (deficit)                          (134,572)          (164,770)
                                                  ------------      -------------

                  TOTAL STOCKHOLDERS' EQUITY
                    (DEFICIT)                          (84,572)          (114,770)
                                                  ------------      -------------

                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY          $ 11,508,213      $  11,019,353
                                                  ============      =============


                 See accompanying notes to financial statements

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                             STATEMENT OF OPERATIONS
        For the three months and the nine months ended September 30, 1998
                                   (Unaudited)


                                                    Three Months                   Nine Months
                                                       Ended                          Ended
                                                   Sept. 30, 1998                 Sept. 30, 1998
                                                   --------------                 --------------

Interest income                                    $      490,499                 $    1,442,091
Interest expense                                          346,500                      1,039,500
                                                   --------------                 --------------
         Net interest income                              143,999                        402,591

General and administrative expenses                       174,197                        520,626
                                                   --------------                 --------------

         Net income (loss)                         $      (30,198)                $     (118,035)
                                                   ==============                 ==============

         Net income (loss) per share of
           common stock                            $       (30.20)                $      (118.04)
                                                   ==============                 ==============


                 See accompanying notes to financial statements

             U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                 (a limited purpose corporation)

                STATEMENT OF STOCKHOLDERS' EQUITY
For the three months and the nine months ended September 30, 1998
                           (Unaudited)



                                  Common Stock           Paid-In      Retained
                             Shares         Amount       Capital      Earnings         Total
                            ---------     ---------     ---------     ---------      ---------
Balances, December 31,
  1997                          1,000     $   1,000     $  49,000     $ (46,735)     $   3,265
Net (loss) for six
  months ended
  June 30, 1998                   -0-           -0-           -0-       (87,837)       (87,837)
                            ---------     ---------     ---------     ---------      ---------
Balances, June 30,
                   1998         1,000         1,000        49,000      (134,572)       (84,572)
Net (loss) for three
  months ended
  September 30, 1998              -0-           -0-           -0-       (30,198)       (30,198)
                            ---------     ---------     ---------     ---------      ---------
Balances, September 30,
  1998                          1,000     $   1,000     $  49,000     $(164,770)     $(114,770)
                            =========     =========     =========     =========      =========


          See accompanying notes to financial statements

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                             STATEMENT OF CASH FLOWS
        For the three months and the nine months ended September 30, 1998
                                   (Unaudited)


                                                            Three months                  Six months
                                                               ended                        ended
                                                           Sept. 30, 1998               Sept. 30, 1998
                                                           --------------               --------------
Cash flows from operating activities:
         Net income (loss)                                 $      (30,198)              $     (118,035)
         (Increase) decrease in other assets                          658                       (9,060)
                                                           --------------               --------------
                  Net cash provided (used) by
                    operating activities                          (29,540)                    (127,095)
                                                           --------------               --------------
Cash flows from investing activities:
         Purchase of contracts receivable                         (22,391)                    (503,587)
         Increase (decrease) in unearned
           interest, purchase discount and
           allowance for losses                                  (458,662)                    (596,146)
         Principal collections from
         contracts receivable                                     657,523                    1,667,116
                                                           --------------               --------------
                  Net cash provided (used) by
                    investing activities                          176,470                      567,383
                                                           --------------               --------------

                  Net increase (decrease) in cash
                    and cash equivalents                          146,930                      440,288

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                1,295,759                    1,002,401
                                                           --------------               --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $    1,442,689               $    1,442,689
                                                           ==============               ==============



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


3. CONTRACTS RECEIVABLE

At September 30, 1998 contracts receivable were as follows:


                                              Sept. 30, 1998
                                              --------------
Cost of Contracts purchased                   $    6,713,441
Unearned interest, purchase
 discounts and dealer hold-
 backs                                             1,108,694
                                              --------------
TOTAL ANTICIPATED CONTRACT
 PAYMENTS                                     $    7,822,135
                                              ==============


Use of proceeds of contract receivable collections is restricted to repayment of Notes payable described in Note 4, payment of certain allowed expenses of the Company and the purchase of additional Contracts.

As of December 31, 1997, the Company charged approximately $660,000 to unearned interest, Contract purchase discounts and allowance for losses, as management estimates future losses to be incurred on non performing Contracts as of December 31, 1997. No additional charges had been made as of September 30, 1998.


4.  NOTES PAYABLE

At June 30, 1998 and September 30, 1998 the Company had outstanding notes payable of $9,900,000. The Notes bear interest at 14% payable monthly, and the principal is due December 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

U.S. Automobile Acceptance Corporation 1995-1, Inc. (the Company) was incorporated in Texas on January 12, 1995. The Company was formed for the purpose of purchasing, collecting and servicing motor vehicle retail installment contracts (the "Contracts"). In mid-1995, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission with respect to an offering of up to $ 9,900,000 of 14% Secured Promissory Notes due December 31, 1999 (the "Notes"). The minimum note subscription escrow requirements of $500,000 was exceeded in September 1995. The company commenced normal operations in October 1995. The Company's Secured Note offering was fully subscribed in July 1996. As of September 30, 1998 the Company had approximately 780 automobile finance contracts with aggregate balances of approximately $7,800,000.

The Company had a net operating loss of $30,198 during the third quarter of 1998. The Company has begun accumulating cash for a planned redemption of investor notes in 1999. Accordingly, the company expects to incur operating losses throughout the period of cash accumulation and the note redemption period. Interest earned in the future on cash held in bank accounts is expected to be less than interest paid to investors on these amounts during the planned note redemption period. This is referred to as negative interest spread.

IMPACT OF YEAR 2000. Many existing computer programs use only two digits to identify a year in date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, this could result in a system failure or calculations of erroneous results by or at the Year 2000. The Company's information technology consultant recently assessed the Company's readiness to manage Year 2000 issues. This included a review of all current computer systems in use, as well as communications with significant data processing subcontractors to determine the extent to which the Company's operations are vulnerable to third parties' failure to correct their own Year 2000 issues. Based on the overall assessment performed, the Company has determined that it will not need to significantly modify or replace any of its current systems in order to comply with Year 2000 issues. In addition, based upon communications with significant third party data processing subcontractors, the Company is not aware of any material impact on their systems relating to the transition to the Year 2000. The Company's total cost of Year 2000 related issues is not expected to have a material adverse effect on the Company's results of operations. However, should the Company have a significant failure of its computer systems or its subcontractors' systems related to Year 2000 issues, the Company could be required to account for, manage and administrate Contract purchases, Contract collections, investor administration and investor distributions manually or on a reduced computerized basis for a period of time. Because of management's prior experience utilizing manual and partially computerized systems and due to the relatively small number of Contract purchases and investor subscriptions expected by the Company prior to December 31, 1999, the Company does not expect the Year 2000 issues to be a significant financial exposure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not applicable

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

                      (Registrant) U. S. Automobile Acceptance 1995-1, Inc
                                   ---------------------------------------

Date:   11-16-98      (Signature)   /s/ MICHAEL R. MARSHALL
      ---------------              ---------------------------------------
                                 Michael R. Marshall, President and Chief
                                    Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  27                       Financial Data Schedule