Form 10KSB
period 1998-12-31
US AUTOMOBILE ACCEPTANCE 1995-I INC
filed 1999-04-15
CIK 936652

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


    (Mark One)

         [ x ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

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

     1120 N.W. 63RD , SUITE G-108
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ x ] No[ ]

         At December 31, 1998, an aggregate of 1,000 shares of the registrant's Common Stock, par value $1.00 each (being the registrant's only class of common stock), were outstanding.

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

         The Company's offices are located at 1120 N.W. 63rd, Suite G-108, Oklahoma City, Oklahoma 73116.

PROPOSED PLAN OF ORDERLY LIQUIDATION

         The Company has incurred in 1998 much higher than anticipated borrower payment defaults which ultimately has resulted in many automobile dealers defaulting in their recourse obligations to the Company. Accordingly, the Company's collection costs, repossession costs, collateral disposition costs, losses from collateral disposition and legal costs to enforce dealer recourse agreements have been much higher than anticipated. Additionally, the decreased size of the performing Contract portfolio resulted in substantially decreased interest revenues.

Accordingly, in addition to its currently required note redemption plan as provided for in its indenture agreement, the Company believes that adopting an accelerated plan of orderly liquidation is appropriate. The Company plans to immediately begin discussion with note holders and Chase Bank of Texas to begin the process necessary to implement procedures to allow for early orderly liquidation of the assets of the Company and early liquidating cash distributions to the note holders. The Company plans to use best efforts to implement and complete the orderly liquidation plan (if approved by note holders) during 1999.

Presently it cannot be determined whether the amounts realizable from the disposition of the remaining assets or the amounts that creditors may agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the accompanying financial statements.

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

         The Notes are secured by the Contracts (and the related motor vehicle collateral and by additional collateral support agreements provided by automobile dealerships) purchased by the Company. In addition, the net proceeds of the offering and the Company's excess cash flow after payment of interest and allowed expenses secures the Notes. The Indenture Agreement requires that all of the Company's excess cash flow must be deposited after January 1, 1999 into a note redemption bank account. The Company may redeem the Notes in whole or in part at any time. At January 1, 1999 the Company has begun accumulating cash in the note redemption bank account.

CONTRACT PURCHASING AND COLLECTING ACTIVITIES

         The Company's Contracts were purchased, at a discount, from used automobile dealerships and used car divisions of new car dealerships. The Company's Contract collecting activities are conducted through services provided by the Servicer pursuant to an agreement with the Company. The Contracts generally consist of retail installment sales contracts that are secured by liens on the related motor vehicles. As of December 31, 1998, discontinued purchasing Contracts.

         The Contracts were generally purchased at discounts ranging from 5% to 25% below the total future net principal balance owed on such Contracts. The typical discount for Contracts purchased to date has been in excess of 10% of the net principal balance of the Contracts purchased.

         The purchase discount varied depending on the credit worthiness of the borrower and on the availability and financial strength added by additional recourse or credit support agreements provided by the automobile dealer. These dealer credit support agreements when obtained were in the form of contract replacement guarantees, direct dealer recourse, limited guaranty agreements or some other form of cash hold-back arrangement.

         The Company did not participate in the retail sales by the automobile dealers of the financed vehicles from which the Contracts arise.

         The Contracts were purchased by the Company and serviced on behalf of the Company under a Contract Servicing Agreement. The Servicing Agreement allows the Servicer to subcontract with industry-qualified third parties to perform its obligations thereunder. The Company has granted a security interest in the Servicing Agreement to the Trustee as additional security for the Notes of the Company.

         Under the Servicing Agreement, the Servicer is obligated to exercise discretionary powers involved in the management, administration and collection of the Contracts. The Servicer presently subcontracts certain of its collecting functions to automobile dealers and other third party subcontractors (the "Subcontracting Servicer"). Funds collected from the Subcontracting Servicers are required to be deposited directly into the Company's master collection accounts.

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

         The Servicer is entitled under the Servicing Agreement to receive a monthly fee (the "Servicing Fee"). The Servicing Fee is intended to compensate and reimburse the Servicer for administering the collection of the Contracts, including collecting and posting all payments, responding to inquiries of obligers on the Contracts, investigating delinquencies, sending payment coupons to obligers, and reporting any required tax information to obligers. The Servicing Fee also compensates the Servicer for furnishing monthly and annual statements to the Company with respect to collections and proceeds, and generating information necessary for the Company to prepare all required federal and state tax returns. The Servicer is entitled to reimbursement of its costs and expenses incurred in repossession, preparation for sale and resale of any financed vehicle and reimbursement of costs of enforcement of dealer recourse agreements.

ITEM 2.  PROPERTIES

         The Company has no material physical properties.

ITEM 3.  LEGAL PROCEEDINGS

         There are no legal proceedings pending against the Company or its assets. The Company has in the ordinary course of business filed numerous legal proceedings against various automobile dealers for breech of contract and failure to honor dealer recourse agreements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Company's common equity.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

GENERAL

         During 1998 the Company has incurred substantial operating losses resulting principally from poor performance of its contract receivable portfolio additionally resulting in the write-off of approximately $4,300,000 of contract receivable, increased operating, legal, administrative and collateral disposition costs and decreased interest revenues related to the defaulted contracts. Many automobile dealers have failed to honor dealer recourse agreement resulting in legal actions against many dealers.

         The contract receivables of the Company have not performed as expected, accordingly, the Company is presently reviewing future alternatives including proposing an orderly liquidation and early payment of the Company's secured notes. Currently, terms of the Company's indenture agreement provide that as of January 1, 1999, all collections from the Contracts after deduction of allowed expenses will be transferred periodically to a note redemption bank account. In addition the Company plans to seek approval of an accelerated plan of orderly liquidation, as indicated above. Accordingly, the Company has adopted the liquidation basis of accounting in which the assets and liabilities are presented on a net realizable basis. Assets are reflected at estimated current value less allowance for realization costs. Liabilities are reduced to the net assets available for their payment. This change in accounting resulted in an additional write-off asset carrying value of $1,039,547, which is principally the write-off of previously capitalized offering and organization costs.

LIQUIDITY AND CAPITAL RESOURCES

         Beginning January 1, 1999, the net cash from Contracts less allowed expenses will be deposited into a note redemption bank account and no additional Contracts will be purchased.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See index at page F-1.

ITEM. 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The name, age, background and principal occupation of the sole director and executive officer of the Company is set forth below:

           Mr. Michael R. Marshall, age 49, is the sole officer and director of the Company. Mr. Marshall has spent full time in the automobile sub-prime credit finance business for the last four years. Mr. Marshall holds a Bachelor of Business Administration Degree in Accounting which he obtained in 1971 from Texas A & M University. From 1971 through 1977 Mr. Marshall was employed at Coopers & Lybrand, Certified Public Accountants, where he served in various positions including general practice manager of its Oklahoma City office. Mr. Marshall was self-employed from 1977 to 1982 as a practicing Certified Public Accountant and as a corporate financial consultant and since 1982 has assisted companies in the placement, collection and liquidation of debt finance transactions. Additionally, from 1981 through 1988, Mr. Marshall was the President of Settlers Energy Corporation, an independent oil and gas company located in Oklahoma, which specialized in purchasing, managing and liquidation of secured oil and gas loans of distressed financial institutions.

 ITEM 10.  EXECUTIVE COMPENSATION

         None

 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At December 31, 1998, the ownership of the Company's common stock is as follows:


                NAME OF DIRECTOR OR                                                        AMOUNT AND NATURE OF
                NAME AND ADDRESS OF                            NUMBER                 BENEFICIAL OWNERSHIP PERCENTAGE
                 BENEFICIAL OWNER                             OF SHARES                    OF CLASS OUTSTANDING
                -------------------                           ---------               -------------------------------
U.S. Automobile Acceptance Corporation
1120 N.W. 63rd, Suite G-108
Oklahoma City, OK  73116                                        1,000                              100%



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         U.S. Automobile Acceptance Corporation is the owner 100% of the issued and outstanding common stock of the Company. The Company's contracts will be administrated, serviced and collected on behalf of the Company by U.S. Automobile Acceptance Corporation, an affiliate. The Servicer subcontracts a portion of the servicing of the contracts to qualified automobile dealers and other qualified subcontractors. The Servicer is paid a servicing fee of $21.50 per month, per contract. In addition, the Company's Parent will be paid a purchase administration fee of $125 per Contract purchased, paid monthly, and will be paid a monthly investor administration fee of 1/12th of 1% of the aggregate principal amount of the Notes outstanding, and 1/12th of 1% of aggregate funds held in investment accounts. All other general and administrative expenses of the Company are paid by 1995-1 or reimbursed to USAAC.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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


         (b)      Reports on Form 8-K:

                           No reports on Form 8-K were filed in the three month period ended December 31, 1998.


         (c)      Exhibits:


   EXHIBIT
    NUMBER              EXHIBIT

     3.1       -        Articles of Incorporation of U.S. Automobile Acceptance
                        1995-1, Inc.(1)

     3.2       -        Bylaws of U.S. Automobile Acceptance 1995-1, Inc.(1)

     4.1       -        Indenture Agreement between U.S. Automobile Acceptance
                        1995-1, Inc. and Texas Commerce Bank National
                        Association, as Trustee, with respect to the 14% Notes due December 31, 1999.(1)

     4.2       -        Form of 14% Note due December 31, 1999.(1)

     27        -        Financial Data Schedule.

(d)      Financial Statements excluded by Rule 14a-3(b):  None.




--------------------------------------------------------------------------------
(1) Incorporated by reference to the Company's Registration Statement
--------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: April 14, 1999

                                    U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.



                                    By:   /s/ Michael R. Marshall
                                          --------------------------------------
                                          Michael R. Marshall, President


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




         Signature                                      Title                                 Date
         ---------                                      -----                                 ----
By: /s/ Michael R. Marshall                  President and Director                       April 14, 1999
    ------------------------------------     (Principal Executive Officer
    Michael R. Marshall                      and Principal Financial Officer)






SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                              FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS




                                                                                               PAGE
                                                                                               ----

Independent Auditor's Report                                                                    F-2

Statement of Net Assets and
  Liabilities in Liquidation as
  of December 31, 1998                                                                          F-3

Statement of Operations in
  Liquidation for the year
  ended December 31, 1998                                                                       F-4

Statement of Stockholders' Equity
  (Deficit)for the year ended
  December 31, 1998                                                                             F-5

Statement of Cash Flows for the
  year ended December 31, 1998                                                                  F-6

Notes to Financial Statements                                                                   F-7



All financial statement schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

                           [TYSON HOPKINS LETTERHEAD]




                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
U.S. Automobile Acceptance 1995-1, Inc.

I have audited the statement of net assets (liabilities) in liquidation of U.S. Automobile Acceptance 1995-1, Inc. (a Texas Corporation) as of December 31, 1998. In addition, I have audited the statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

The Company plans to seek approval of an orderly liquidation plan (see Note 1). As a result the Company changed its basis of accounting from the going concern basis to the liquidation basis as of December 31, 1998.

In my opinion, the financial statements referred to above present fairly, in all material respects, the net assets (liabilities) in liquidation of U.S. Automobile Acceptance 1995-1, Inc. as of December 31, 1998, and the results of its operations, changes in stockholders' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles applied on the basis of accounting described in the preceding paragraph.




TYSON HOPKINS
Oklahoma City, Oklahoma
April 7, 1999

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

              STATEMENT OF NET ASSETS (LIABILITIES) IN LIQUIDATION
                             As of December 31, 1998





                                            ASSETS

                                                                                 December 31,
                                                                                    1998
                                                                                -------------

Cash and cash equivalents                                                       $  1,441,162

Contracts receivable, at estimated realizable
  value, less allowance for future losses and
  liquidation costs of $348,867                                                    2,423,707
                                                                                ------------

                  TOTAL NET ASSETS IN LIQUIDATION                               $  3,864,869
                                                                                ============



                             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


Notes payable, includes amounts not ultimately
  recoverable by noteholders                                                    $  9,900,000

Accrued interest payable                                                             115,500
                                                                                ------------


                  TOTAL LIABILITIES                                               10,015,500
                                                                                ------------

Common Stock                                                                           1,000

Paid in Capital                                                                       49,000

Accumulated Deficit                                                               (6,200,631)
                                                                                ------------


                  TOTAL STOCKHOLDERS (DEFICIT)                                    (6,150,631)
                                                                                ------------


                  TOTAL NET LIABILITIES IN LIQUIDATION                          $  3,864,869
                                                                                ============










                 See accompanying notes to financial statements
                                       F-3

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                    STATEMENT OF OPERATIONS (IN LIQUIDATION)
                      For the year ended December 31, 1998




                                                              1998
                                                         -------------

Interest income                                          $   1,240,971
Interest expense                                             1,386,000
                                                         -------------
Net interest expense                                          (145,029)

General and administrative expenses                            696,051
Write-off of contracts receivable                            4,273,269
Write-off of asset carrying value necessary
  to reflect change to liquidation basis
  accounting, includes principally
  write-off of capitilized offering and
  organization cost                                          1,039,547
                                                         -------------
Total write-down of assets                                   5,312,816
                                                         -------------
                  Net (loss) from operations and
                    write-down of assets                 $  (6,153,896)
                                                         =============

                  Net loss per share                     $   (6,153.90)
                                                         =============




                 See accompanying notes to financial statements
                                       F-4

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      For the year ended December 31, 1998




                              Common Stock             Paid-In     Accumulated

                            Shares       Amount        Capital       Deficit         Total
                         -----------   -----------   -----------   ------------   -----------
Balances, December 31,
   1997                        1,000   $     1,000   $    49,000   $   (46,735)   $     3,265

Net (loss) 1998                  -0-           -0-           -0-    (6,153,896)    (6,153,896)
                         -----------   -----------   -----------   -----------    -----------
Balances, December 31,
   1998                        1,000   $     1,000   $    49,000   $(6,200,631)   $(6,150,631)
                         ===========   ===========   ===========   ===========    ===========







                 See accompanying notes to financial statements
                                       F-5

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                             STATEMENT OF CASH FLOWS
                      For the year ended December 31, 1998



                                                             Dec. 31,
                                                               1998
                                                          --------------

Cash flows used by operating activities:
         Net (loss)                                       $   (6,153,896)
         Write - down of assets                                5,312,816
         Other                                                   (19,010)
                                                          --------------
                  Net cash (used) by
                    operating activities                        (860,090)
                                                          --------------
Cash flows provided (used) by investing activities:
         Purchase of contracts receivable                       (421,867)
         Principal collections on contracts
           receivable, dispositions of collateral,
           collections from enforcement of recourse
           agreements and other                                1,720,718
                                                          --------------
                  Net cash provided by investing
                    activities                                 1,298,851
                                                          --------------
                  Net increase in cash
                    and cash equivalents                         438,761

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               1,002,401
                                                          --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    1,441,162
                                                          ==============


                 See accompanying notes to financial statements
                                       F-6

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)


                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS

GENERAL - U.S. Automobile Acceptance 1995-1, Inc. (herein referred to as "Company" or "1995-1") was incorporated on January 12, 1995 as a Texas Corporation. The Company was formed to conduct an asset backed note offering and to use the proceeds to purchase, collect and service retail automobile and light truck financing contracts ("Contracts"). It is limited to that purpose.

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

PROPOSED PLAN OF ORDERLY LIQUIDATION - The Company has incurred in 1998 much higher than anticipated borrower payment defaults which ultimately has resulted in many automobile dealers defaulting in their recourse obligations to the Company. Accordingly, the Company's collection costs, repossession costs, collateral disposition costs, losses from collateral disposition and legal costs to enforce dealer recourse agreements have been much higher than anticipated. Additionally, the decreased size of the performing Contract portfolio resulted in substantially decreased interest revenues.

Accordingly, in addition to its currently required note redemption plan as provided for in the indenture agreement, the Company believes that adopting an accelerated plan of orderly liquidation is appropriate. The Company plans to immediately begin discussion with note holders and Chase Bank of Texas to begin the process necessary to implement procedures to allow for early orderly liquidation of the assets of the Company and early liquidating cash distributions to the note holders. The Company plans to use best efforts to implement and complete the orderly liquidation plan (if approved by note holders) during 1999.

Presently it cannot be determined whether the amounts realizable from the disposition of the remaining assets or the amounts that creditors may agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the accompanying financial statements.

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)


                          NOTES TO FINANCIAL STATEMENTS



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - Terms of the Company's indenture agreement provide that as of January 1, 1999, all collections from the Contracts after deduction of allowed expenses will be transferred periodically to a note redemption bank account. In addition the Company plans to seek approval of an accelerated plan of orderly liquidation, as indicated above. Accordingly, the Company has adopted the liquidation basis of accounting in which the assets and liabilities are presented on a net realizable basis. Assets are reflected at estimated current value less allowance for realization costs. Liabilities are reduced to the net assets available for their payment.

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

FINANCE CONTRACTS - Income from Contracts is recognized using the effective interest method. Finance Contracts are stated at Contract balance less an allowance for collection cost and estimated future losses.

CREDIT LOSSES - The Company had credit losses of approximately $4,300,000 in 1998. The Company advises that these resulted principally from higher than anticipated repossession rates and failure of automobile dealers to honor their recourse and contract replacement agreements. The Company has taken legal action against defaulting dealers which is their policy, but does not expect any significant future recovery. The Company charges off contracts receivable as an individual contract is determined to be uncollectible.

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)


                          NOTES TO FINANCIAL STATEMENTS

The Company believes that amounts included allowance for losses are sufficient to cover loan losses that will be incurred in the future. If management determines that additional loss reserves are necessary in the future they will be established at that time.

CAPITALIZED NOTE OFFERING COSTS - Note offering cost which were previously capitalized have been written off in 1998.

INCOME TAXES - The Company has adopted SFAS No. 109, Accounting for Income Taxes, whereby deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. The Company has incurred an aggregate tax and financial reporting loss from incorporation through year end 1998 and accordingly has no income tax liability as of December 31, 1998.


3. CONTRACTS RECEIVABLE

At December 31, 1998 aggregate Contracts receivable totaled approximately $2,800,000. Write-off of uncollectible receivables during 1998 was approximately $4,300,000. Reserve for future loan losses and liquidation costs at December 31, 1997 is approximately $350,000. Dealer recourse agreements have generally not performed as expected during 1998 resulting in substantially higher than anticipated loan losses.


4. NOTES PAYABLE

At December 31, 1998 the Company had outstanding notes payable of $9,900,000. The Notes bear interest at 14% payable monthly, and the principal is due December 31, 1999.

The Notes have been issued under the terms of an Indenture Agreement between the Company and Chase Bank of Texas, as trustee. The Notes are collateralized by the Contracts and proceeds thereof. 1995-1 holds vehicle titles and/or liens on the vehicles as collateral for Contracts until they are paid in full. Use of proceeds of contract collections of 1995-1 is restricted to payments on the Notes, payment of certain allowed expenses of 1995-1 and the purchase of additional Contracts prior to January 1, 1999.

Under the terms of the various agreements Chase holds a security agreement for the benefit of the noteholders, serves as paying agent, note registrar, controls the note redemption bank account and serves as escrow agent.

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)


                          NOTES TO FINANCIAL STATEMENTS

5. RELATED PARTY TRANSACTIONS

U.S. Automobile Acceptance Corporation ("USAAC") contractually administers, services and collects Contracts on behalf of 1995-1 and subcontracts a portion of the servicing and collection functions to certain automobile dealers and other subcontractors.

Six percent (6%) of the proceeds of the Asset-Backed Note offering were paid to USAAC as reimbursement of registration, legal, accounting, printing, trustee, marketing, and other out of pocket fees and expenses and allocated general and administrative and overhead expenses related to the offering and organization of the Company.

The Servicer is paid a servicing fee of $21.50 per month, per Contract, limited to maximum of $35,000 per month. In addition, USAAC is paid a purchase administration fee of $125 per Contract purchased, paid monthly, and is paid a monthly investor administration fee of 1/12th of 1% of the aggregate principal amount of the Notes outstanding, and 1/12th of 1% of aggregate funds held in investment accounts. All other general and administrative expenses are paid by 1995-1 or reimbursed to USAAC.

                               INDEX TO EXHIBITS




   Exhibit
    Number              Description
   -------              -----------
     3.1       -        Articles of Incorporation of U.S. Automobile Acceptance
                        1995-1, Inc.(1)

     3.2       -        Bylaws of U.S. Automobile Acceptance 1995-1, Inc.(1)

     4.1       -        Indenture Agreement between U.S. Automobile Acceptance
                        1995-1, Inc. and Texas Commerce Bank National
                        Association, as Trustee, with respect to the 14% Notes
                        due December 31, 1999.(1)

     4.2       -        Form of 14% Note due December 31, 1999.(1)

     27        -        Financial Data Schedule.

--------------------------------------------------------------------------------
(1) Incorporated by reference to the Company's Registration Statement
--------------------------------------------------------------------------------