Form 10QSB
period 1999-03-31
US AUTOMOBILE ACCEPTANCE 1995-I INC
filed 2000-11-29
CIK 936652

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

    [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended March 31, 1999

    [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Transition period from _______ to _______

Commission file number             33-8 928-D
                      ----------------------------------------------------------

                    U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            TEXAS                                               75-2578376
--------------------------------------------------------------------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)


            1120 NW 63RD , SUITE 250, OKLAHOMA CITY, OKLAHOMA 73116
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 123 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes _______   No _______   Not Applicable.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        SEE ATTACHED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        U.S. Automobile Acceptance Corporation 1995-1, Inc. (the Company) was incorporated in Texas on January 12, 1995. The Company was formed for the purpose of purchasing, collecting and servicing high yield sub-prime motor vehicle retail installment contracts (the "Contracts"). In 1996, the Company, under the Securities Act of 1933, as amended, completed a publicly registered note offering of $9,900,000 of 14% Secured Promissory Notes due December 31, 1999 (the "Notes").

        The Company has incurred very high customer defaults in its high interest yielding used automobile sub-prime finance portfolio. In addition the Company has experienced a high dealership guarantee default rate for many of the automobile dealers form which automobile finance contracts were purchased. Accordingly the Company's operating, collection, repossession and collateral deposition costs, as well as losses from collateral dispositions, general and administrative expenses and legal costs attempting to enforce recourse agreements have been much higher that anticipated. Therefore, the decreased size of the performing contract portfolio has resulted in substantially decreased interest revenues. USAA 1995-1 has incurred finance contract write offs substantially in excess of originally anticipated amounts.

ITEM 3. LEGAL PROCEEDINGS - CHAPTER 7 BANKRUPTCY

        On December 15, 1999 the Company defaulted in the payment of its secured notes. On February 4, 2000, Chase Bank of Texas, as Indenture Trustee filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code. As of November 20, 2000 the Company is operating under the supervision of the United State Bankruptcy Court of the Northern District of Texas.

        The Company is not aware of any other legal proceedings as of November 29, 2000 except certain laswuits incurred in the ordinary course of business against automobile dealers who have defaulted in dealer recourse and/or guarantee agreements.

ITEM 4. CHANGES IN SECURITIES

        NONE

ITEM 5. DEFAULTS UPON SENIOR SECURITIES

        On December 15, 1999, the Company defaulted in payment of $9,900,000 of its secured notes. See items 2 and 3 above.

ITEM 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE

ITEM 7. OTHER INFORMATION

        NONE

ITEM 8. EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Financial Statements and Schedules:

                       The financial statements attached are filed as part of this annual report.

                       The financial data schedule is listed under exhibits.


         (b)      Reports on Form 8-K:

                       No reports on Form 8-K have been filed.

         (c)      Exhibits:

                  EXHIBIT
                  NUMBER            EXHIBIT
                  3.1      -        Articles of Incorporation of U.S. Automobile
                                    Acceptance 1995-1, Inc. (1)
                  3.2      -        Bylaws of U.S. Automobile Acceptance 1995-1,
                                    Inc. (1)
                  4.1      -        Indenture Agreement between U.S. Automobile
                                    Acceptance 1995-1, Inc. Texas Commerce Bank
                                    National Association, as Trustee, with
                                    respect the 14% Notes due December 31, 1999.
                                    (1)
                  4.2      -        Form of 14% Note due December 31, 1999. (1)
                  27       -        Financial Data Schedule



         (d)      Financial Statements excluded by Rule 14a-3(b):    None.


----------
(1) Incorporated by reference to the Company's Registration Statement

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          (Registrant) U. S. Automobile Acceptance 1995-1, Inc.


Date: November 29, 2000   (Signature) /s/ MICHAEL R. MARSHALL
     -------------------             -------------------------------------------
                                     Michael R. Marshall, President and Chief
                                     Financial Officer

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


                                                                      PAGE
                                                                      ----
Statement of Net Assets (Liabilities)
     in Liquidation as of March 31, 1999                               F-2

Statement of Changes in Net Assets
     in Liquidation for the year ended
     March 31, 1999                                                    F-3

Notes to Financial Statements                                          F-4


All financial statement schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

              STATEMENT OF NET ASSETS (LIABILITIES) IN LIQUIDATION
                              As of March 31, 1999

                                   (Unaudited)

                                     ASSETS


Cash and cash equivalents                                                $  1,558,671

Contracts receivable, at estimated realizable
     value, less allowance for future losses and
         liquidation costs of $566,518                                      1,559,698
                                                                         ------------

                               TOTAL NET ASSETS IN LIQUIDATION           $  3,118,369
                                                                         ============


                     LIABLITIES AND STOCKHOLDERS' (DEFICIT)

Notes payable, includes amounts not ultimately
     recoverable by noteholders                                          $  9,900,000

Accrued interest payable                                                      115,500
                                                                         ------------

                                             TOTAL LIABILITIES             10,015,500
                                                                         ------------

Common Stock                                                                    1,000

Paid in Capital                                                                49,000

Accumulated Deficit                                                        (6,947,131)
                                                                         ------------

                                  TOTAL STOCKHOLDERS (DEFICIT)             (6,897,131)
                                                                         ------------

                          TOTAL NET LIABILITIES IN LIQUIDATION           $  3,118,369
                                                                         ============







                 See accompanying notes to financial statements

                    U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                        (a limited purpose corporation)

               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                                  (Unaudited)


Net assets at December 31, 1998                                               $ 3,864,869

Changes in net assests for the three months ended March 31, 1999:

     Cash collections in excess of expenses                                       464,009

     Cash distributed to noteholders                                             (346,500)

     Decrease in contracts receivable                                            (864,009)
                                                                              -----------

                                           NET ASSETS AT MARCH 31, 1999       $ 3,118,369
                                                                              ===========



                 See accompanying notes to financial statements

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)


                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS

GENERAL - U.S. Automobile Acceptance 1995-1, Inc. (herein referred to as "Company" or "1995-1") was incorporated on January 12, 1995 as a Texas Corporation. The company was formed to conduct an asset backed note offering and to use the proceeds to purchase, collect and service high yield sub-prime credit retail automobile and light truck financing contacts ("Contracts").

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

The notes were issued under the terms of an Indenture Agreement between the Company and Chase Bank, formerly Texas Commerce Bank National Association, as Trustee. The Notes are secured by the contracts and proceeds thereof.

CHAPTER 7 BANKRUPTCY - The Company has in years 1998 and 1999 incurred very high customer defaults in its high interest yielding used automobile sub-prime finance portfolio. In addition the Company has experienced a high dealership guarantee default rate for many of the automobile dealers from which automobile finance contracts were purchased. Accordingly the Company's operating, collection, repossession and collateral deposition costs, as well as losses from collateral dispositions, general and administrative expenses and legal costs attempting to enforce recourse agreements have been much higher than anticipated. Therefore, the decreased size of the performing contract portfolio has resulted in substantially decreased interest revenues. USAA 1995-1 has incurred finance contract write offs substantially in excess of originally anticipated amounts.

On December 15, 1999 the Company defaulted in the payment of its secured notes. On February 4, 2000, Chase Bank of Texas, as Indenture Trustee filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code. As of November 20, 2000 the Company is operating under the supervision of the United State Bankruptcy Court of the Northern District of Texas.

Presently it cannot be determined whether the amounts realizable from the disposition of the remaining assets of the amounts that creditors may agree to accept in settlement or the obligations due them will differ materially from the amounts shown in the accompanying financial statements.

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)


                          NOTES TO FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The Company is in Chapter 7 Bankruptcy. Accordingly, the Company has adopted the liquidation basis of accounting in which the assets and liabilities are presented on a net realizable value basis. Assets are reflected at estimated current value less allowance for realization costs. Liabilities are reduced to the net assets available for their payment.

USE OF ESTIMATES - The preparation of financial statements in conformity with the generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures regarding contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - The Company considers all investments with a maturity of three months or less, when purchased, to be cash equivalents. The use of cash of the Company is restricted by the terms of the indenture agreement between the Company and Chase Bank, as Indenture Trustee and by the bankruptcy court.

FINANCE CONTRACTS - Finance Contracts are stated a Contract balance less an allowance for collection cost and estimated future losses.

CREDIT LOSSES - The Company has incurred and continues to incur high credit losses. The Company advises that these credit losses resulted principally from higher than anticipated repossession rates and failure of automobile dealers to honor their recourse and contract replacement agreements. The Company has taken legal action against defaulting dealers which is their policy, but does not expect any significant future recovery. The Company charges off contracts receivable as an individual contract is determined to be uncollectible.

INCOME TAXES - The Company has adopted SFAS No. 109, Accounting for Income Taxes, whereby deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. The Company has incurred an aggregate tax and financial reporting loss from incorporation and accordingly has no income tax liability.


3.  NOTES PAYABLE

The Company had outstanding notes payable of $9,900,000. The Notes bear interest at 14% payable monthly, and the principal is due December 31, 1999.

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)


                          NOTES TO FINANCIAL STATEMENTS


The notes have been issued under the terms of an Indenture Agreement between the Company and Chase Bank, as trustee. The Notes are collateralized by the Contracts and proceeds thereof. Under the terms of the various agreements Chase holds a security agreement for the benefit of the notehoders, serves as paying agent, note registrar, and serves a escrow agent.

See note 1 for description of the default in the payment of the Company's notes payable.


4.  RELATED PARTY TRANSACTIONS

U.S. Automobile Service Corporation ("USASC") contractually administers, services and collects Contracts on behalf of 1995-1 and is paid for services provided. U.S. Automobile Acceptance Corporation ("USAAC") is paid a monthly investor administration fee of 1/12th of 1% of the aggregate principal amount of the Notes outstanding, and 1/12th of 1% of the aggregate funds held in investment accounts. All other general and administrative expenses are paid by 1995-1 or reimbursed to USAAC.

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
 3.1    - Articles of Incorporation of U.S. Automobile Acceptance 1995-1, Inc. (1)
 3.2    - Bylaws of U.S. Automobile Acceptance 1995-1, Inc. (1)
 4.1    - Indenture Agreement between U.S. Automobile Acceptance 1995-1, Inc.
          and Texas Commerce Bank National Association, as Trustee, with respect to the 14% Notes due December 31, 1999. (1)
 4.2    - Form of 14% Note due December 31, 1999. (1)
 27     - Financial Data Schedule


----------
(1) Incorporated by reference to the Company's Registration Statement