Form 10QSB
period 1999-06-30
US AUTOMOBILE ACCEPTANCE 1995-I INC
filed 2000-11-29
CIK 936652

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 1O-QSB

(Mark One)

    [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended June 30, 1999

    [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Transition period from _______ to _______

Commission file number             33-8 928-D
                       -----------------------------------------------------

                    U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
-------------------------------------------------------------------------------
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

        The Company is not aware of any other legal proceedings as of November 29, 2000 except certain lawsuits incurred in the ordinary course of business against automobile dealers who have defaulted in dealer recourse and/or guarantee agreements.

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


         (b)      Reports on Form 8-K:

                           No reports on Form 8-K have been filed.

         (c)      Exhibits:

                  EXHIBIT
                  NUMBER       DESCRIPTION

                  3.1      -   Articles of Incorporation of U.S. Automobile
                               Acceptance 1995-1, Inc.(1)
                  3.2      -   Bylaws of U.S. Automobile Acceptance 1995-1,
                               Inc.(1)
                  4.1      -   Indenture Agreement between U.S. Automobile
                               Acceptance 1995-1, Inc. and Texas Commerce Bank
                               National Association, as Trustee, with respect to
                               the 14% Notes due December 31, 1999.(1)
                  4.2      -   Form of 14% Note due December 31, 1999.(1)
                  27       -   Financial Data Schedule


         (d)      Financial Statements excluded by Rule 14a-3(b):    None.

----------------
(1) Incorporated by reference to the Company's Registration Statement

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

                          (Registrant) U. S. Automobile Acceptance 1995-1, Inc.


Date: November 29, 2000   (Signature) /s/ MICHAEL R. MARSHALL
     -------------------             -------------------------------------------
                                     Michael R. Marshall, President and Chief
                                     Financial Officer

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


                                                                         PAGE
                                                                         ----
Statement of Net Assets (Liabilities)
     in Liquidation as of June 30, 1999                                   F-2

Statement of Changes in Net Assets
     in Liquidation for the year ended
     June 30, 1999                                                        F-3

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

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

              STATEMENT OF NET ASSETS (LIABILITIES) IN LIQUIDATION
                               As of June 30, 1999

                                   (Unaudited)

                                     ASSETS


Cash and cash equivalents                                                      $  1,486,501

Contracts receivable, at estimated realizable
     value, less allowance for future losses and
         liquidation costs of $561,118                                              933,526
                                                                               ------------

            TOTAL NET ASSETS IN LIQUIDATION                                    $  2,420,027
                                                                               ============


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Notes payable, includes amounts not ultimately
     recoverable by noteholders                                                $  9,900,000

Accrued interest payable                                                            115,500
                                                                               ------------

                        TOTAL LIABILITIES                                        10,015,500
                                                                               ------------

Common Stock                                                                          1,000

Paid in Capital                                                                      49,000

Accumulated Deficit                                                              (7,645,473)
                                                                               ------------

            TOTAL STOCKHOLDERS (DEFICIT)                                         (7,595,473)
                                                                               ------------

    TOTAL NET LIABILITIES IN LIQUIDATION                                       $  2,420,027
                                                                               ============


                 See accompanying notes to financial statements

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                                   (Unaudited)



Net assets at March 31, 1999                                                  $ 3,118,369

Changes in net assets for the three months ended June 30, 1999:

    Cash collections in excess of expenses                                        274,329

    Cash distributed to noteholders                                              (346,500)

    Decrease in contract receivable                                              (626,172)
                                                                              -----------

                        NET ASSETS AT JUNE 30, 1999                           $ 2,420,026
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

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)


                          NOTES TO FINANCIAL STATEMENTS


The notes have been issued under the terms of an Indenture Agreement between the Company and Chase Bank, as trustee. The Notes are collateralized by the Contracts and proceeds thereof. Under the terms of the various agreements Chase holds a security agreement for the benefit of the noteholders, serves as paying agent, note registrar, and serves a escrow agent.

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

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
3.1               -        Articles of Incorporation of U.S. Automobile
                           Acceptance 1995-1, Inc. (1)

3.2               -        Bylaws of U.S. Automobile Acceptance 1995-1, Inc. (1)

4.1               -        Indenture Agreement between U.S. Automobile
                           Acceptance 1995-1, Inc. and Texas Commerce Bank
                           National Association, as Trustee, with respect to the
                           14% Notes due December 31, 1999. (1)

4.2               -        Form of 14% Note due December 31, 1999. (1)

27                -        Financial Data Schedule

--------------
(1) Incorporated by reference to the Company's Registration Statement