Form 10QSB
period 1999-09-30
US AUTOMOBILE ACCEPTANCE 1995-I INC
filed 2000-11-29
CIK 936652

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended September 30, 1999

    [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Transition period from _______ to _______

Commission file number             33-8 928-D
                      ----------------------------------------------------------

                    U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              TEXAS                                              75-2578376
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)



             1120 NW 63RD, SUITE 250, OKLAHOMA CITY, OKLAHOMA 73116
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 123 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

         (b) Reports on Form 8-K

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

                           (Registrant) U. S. Automobile Acceptance 1995-1, Inc.


Date: November 29, 2000   (Signature) /s/ MICHAEL R. MARSHALL
     -------------------             -------------------------------------------
                                     Michael R. Marshall, President and Chief
                                     Financial Officer

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


                                                                                         PAGE
                                                                                         ----
Statement of Net Assets (Liabilities)
     in Liquidation as of September 30, 1999                                              F-2

Statement of Changes in Net Assets
     in Liquidation for the year ended
     September 30, 1999                                                                   F-3

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

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

              STATEMENT OF NET ASSETS (LIABILITIES) IN LIQUIDATION
                            As of September 30, 1999

                                   (Unaudited)

                                     ASSETS

Cash and cash equivalents                                                    $  1,369,377

Contracts receivable, at estimated realizable
     value, less allowance for future losses and
         liquidation costs of approximately $650,000                              419,759
                                                                             ------------

         TOTAL NET ASSETS IN LIQUIDATION                                     $  1,789,136
                                                                             ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Notes payable, includes amounts not ultimately
     recoverable by noteholders                                              $  9,900,000

Accrued interest payable                                                          115,500
                                                                             ------------

         TOTAL LIABILITIES                                                     10,015,500
                                                                             ------------


Common Stock
                                                                                    1,000

Paid in Capital                                                                    49,000

Accumulated Deficit                                                            (8,276,364)
                                                                             ------------

         TOTAL STOCKHOLDERS (DEFICIT)                                          (8,226,364)
                                                                             ------------

         TOTAL NET LIABILITIES IN LIQUIDATION                                $  1,789,136
                                                                             ============


                 See accompanying notes to financial statements

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                                   (Unaudited)

Net assets at June 30, 1999                                               $ 2,420,026


Changes in net assets for the three months ended September 30, 1999:

     Cash collections in excess of expenses                                   229,376

     Cash distributed to noteholders                                         (346,500)

     Decrease in contracts receivable                                        (513,766)
                                                                          -----------

                                       Net assets at September 30, 1999   $ 1,789,136
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