Form 10KSB
period 1999-12-31
US AUTOMOBILE ACCEPTANCE 1995-I INC
filed 2000-11-29
CIK 936652

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
(Mark One)
    [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

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

       1120 N.W. 63RD, SUITE 250
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

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[ ]

At December 31, 1999, an aggregate of 1,000 shares of the registrant's Common Stock, par value $ 1.00 each (being the registrant's only class of common stock), were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                                     PART I

ITEM 1. BUSINESS

GENERAL

        U.S. Automobile Acceptance 1995-1, Inc. (the "Company") was incorporated under Texas law in January 1995. The Company is a limited purpose corporation engaged in the financial services business specializing in the purchase, management and collection of used motor vehicle sub-prime credit receivables (the "Contracts"). The Company purchased Contracts, at a discount, created by the sale of used automobiles and light trucks. The Company financed its business through the securitization of the Contracts that it purchases. A public offering, began in 1995, was completed in August 1996, when the maximum of $9,900,000 was reached.

        The Company's offices are located at 1120 N.W. 63rd, Suite 250, Oklahoma City, Oklahoma 73116.

CHAPTER 7 BANKRUPTCY

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

SECURITIZATION ACTIVITIES

        Pursuant to an Indenture Agreement between the Company and Chase Bank of Texas, formerly Texas Commerce Bank National Association, located in Dallas, Texas, the Company has issued and outstanding an aggregate of $9,900,000 in principal amount of its Automobile Contract Notes Due December 31, 1999 (the "Notes"). The Notes required monthly interest payments at a rate of 14% per annum.

        The Notes are secured by the Contracts (and the related motor vehicle collateral and by additional collateral support agreements provided by automobile dealerships) purchased by the Company. In addition, the net proceeds of the offering and the Company's excess cash flow after payment of interest and allowed expenses secures the Notes.

CONTRACT PURCHASING AND COLLECTING ACTIVITIES

        The Company's Contracts were purchased, at a discount, from automobile dealerships. The Company's Contract collecting activities are conducted through services provided by the Servicer pursuant to an agreement with the Company. The Contracts were generally purchased at discounts ranging from 5% to 25% below the total future net principal balance owed on such Contracts. The Company did not participate in the retail sales by the automobile dealers of the financed vehicles from which the Contracts arise. The Company has discontinued purchasing Contracts.

ITEM 2. PROPERTIES

        The Company has no material physical properties.

ITEM 3. LEGAL PROCEEDINGS

        The Company is presently in Chapter 7 Bankruptcy in the Northern District of Texas. Management is not aware of any other legal proceedings pending against the Company or its assets. The Company has in the ordinary course of business filed numerous legal proceedings against various automobile dealers for breech of contract and failure to honor dealer recourse agreements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established public trading market for the Company's common equity.

ITEM 6. SELECTED FINANCIAL DATA

        The Financial Statements attached here to have been prepared using liquidation basis of accounting and represents managements opinion of the liquidation value of the net assets of the Company. No separate selected financial data is included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

GENERAL

        During 1999 the Company has continued to incur substantial operating losses resulting principally from poor performance of its contract receivable portfolio resulting in substantial additional write-off of contract receivable, increased operating, legal, administrative and collateral disposition costs and decreased interest revenues related to the defaulted contracts. Many automobile dealers have failed to honor dealer recourse agreement resulting in legal actions against many dealers. The contract receivables of the Company have not performed as expected, the Company has not been able to pay its obligations when due and is presently in Chapter 7 Bankruptcy.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See index at page F-1.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The name, age, background and principal occupation of the sole director and executive officer of the Company is set forth below:

        Mr. Michael R. Marshall, age 51, is the sole officer and director of the Company. Mr. Marshall holds a Bachelor of Business Administration Degree in Accounting which he obtained in 1971 from Texas A & M University. From 1971 through 1977 Mr. Marshall was employed at Coopers & Lybrand, Certified Public Accountants, where he served in various positions including general practice manager of its Oklahoma City office. Mr. Marshall was self-employed from 1977 to 1982 as a practicing Certified Public Accountant and as a corporate financial consultant and since 1982 has assisted companies in the placement, collection and liquidation of debt finance transactions. Additionally, from 1981 through 1988, Mr. Marshall was the President of Settlers Energy Corporation, an independent oil and gas company located in Oklahoma, which specialized in purchasing, managing and liquidation of secured oil and gas loans of distressed financial institutions.

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At December 31, 1998, the ownership of the Company's common stock is as follows:

         NAME OF DIRECTOR OR                                   AMOUNT AND NATURE OF
         NAME AND ADDRESS OF                 NUMBER       BENEFICIAL OWNERSHIP PERCENTAGE
           BENEFICIAL OWNER                OF SHARES           OF CLASS OUTSTANDING
         -------------------               ---------      -------------------------------
U.S. Automobile Acceptance Corporation
1120 N.W. 63rd, Suite 250
Oklahoma City, OK 73116                      1,000                     100%

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         U.S. Automobile Acceptance Corporation is the owner 100% of the issued and outstanding common stock of the Company. The Company's contracts have been administrated, serviced and collected on behalf of the Company by U.S. Automobile Service Corporation, an affiliate. The Servicer subcontracts a portion of the servicing of the contracts to qualified automobile dealers and other qualified subcontractors. The Servicer is paid for services provided. In addition, the Company's Parent has been paid a monthly investor administration fee of 1/12th of 1% of the aggregate principal amount of the Notes outstanding, and 1/12th of 1% of aggregate funds held in investment accounts. All other general and administrative expenses of the Company have been paid by 1995-1 or reimbursed to USAAC.

                                     PART IV

ITEM 12. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Financial Statements and Schedules:

                  The financial statements attached are filed as part of this annual report. No financial statement schedules are required to be filed as part of this annual report because all information otherwise included has been incorporated into the Notes to Financial Statements.


         (b) Reports on Form 8-K:

                  No reports on Form 8-K have been filed.

         (c) Exhibits:

                  EXHIBIT
                  NUMBER            EXHIBIT
                  -------           -------
                  3.1      -        Articles of Incorporation of U.S. Automobile
                                    Acceptance 1995-1, Inc. (1)

                  3.2      -        Bylaws of U.S. Automobile Acceptance 1995-1,
                                    Inc. (1)

                  4.1      -        Indenture Agreement between U.S. Automobile
                                    Acceptance 1995-1, Inc. and Texas Commerce
                                    Bank National Association, as Trustee, with respect to the 14% Notes due December 31, 1999. (1)

                  4.2      -        Form of 14% Note due December 31, 1999. (1)

                 27        -        Financial Data Schedule

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

         Dated: November 29, 2000
               ------------------

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

         Signature                          Title                     Date
         ---------                          -----                     ----
By: /s/ MICHAEL R. MARSHALL         President and Director         November 29, 2000
   -------------------------     (Principal Executive Officer      -----------------
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

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


                                                                        PAGE
                                                                        ----
Independent Auditor's Report                                             F-2

Statement of Net Assets (Liabilities)
     in Liquidation as of December 31, 1999                              F-3

Statement of Changes in Net Assets
     in Liquidation for the year ended
     December 31, 1999                                                   F-4

Notes to Financial Statements                                            F-5

All financial statement schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

                           [TYSON HOPKINS LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
U.S. Automobile Acceptance 1995-1, Inc.

I have audited the statement of net assets (liabilities) in liquidation of U.S. Automobile Acceptance 1995-1, Inc. (a Texas Corporation) as of December 31, 1999. In addition, I have audited the statement of changes in net assets in liquidation for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted audit standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

On December 15, 1999 the Company defaulted in the payment of its $9,900,000 of secured notes. On February 4, 2000, Chase Bank of Texas, as Indenture Trustee filed an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code. As of November 20, 2000 the Company is operating under the supervision of the United State Bankruptcy Court of the Northern District of Texas. Accordingly, the accompanying financial statements are prepared on a liquidation basis.

In my opinion, the financial statements referred to above present fairly, in all material respects, the net assets (liabilities) in liquidation of U.S. Automobile Acceptance 1995-1, Inc. as of December 31, 1999, and the changes in net assets in liquidation for the year then ended, in conformity with generally accepted accounting principals applied on the basis of accounting described in the preceding paragraph.


TYSON HOPKINS
Oklahoma City, Oklahoma
November 20, 2000

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

              STATEMENT OF NET ASSETS (LIABILITIES) IN LIQUIDATION
                             As of December 31, 1999




                                     ASSETS

Cash and cash equivalents                                                         $  1,154,774

Contracts receivable, at estimated realizable
     value, less allowance for future losses and
     liquidation costs of $566,541                                                     349,043
                                                                                  ------------

            TOTAL NET ASSETS IN LIQUIDATION                                       $  1,503,817
                                                                                  ============


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Notes payable, includes amounts not ultimately
     recoverable by noteholders                                                   $  9,900,000

Accrued interest payable                                                               231,000
                                                                                  ------------

            TOTAL LIABILITIES                                                       10,131,000
                                                                                  ------------

Common Stock
                                                                                         1,000

Paid in Capital                                                                         49,000

Accumulated Deficit                                                                 (8,677,183)
                                                                                  ------------

            TOTAL STOCKHOLDERS (DEFICIT)                                            (8,627,183)
                                                                                  ------------

     TOTAL NET LIABILITIES IN LIQUIDATION                                         $  1,503,817
                                                                                  ============


                 See accompanying notes to financial statements

                     U.S. AUTOMOBILE ACCEPTANCE 1995-1, INC.
                         (a limited purpose corporation)

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                      For the year ended December 31, 1999



Net assets at December 31, 1998                                              $ 3,864,869

Changes in net assets for the year ended December 31, 1999:

     Cash collections in excess of expenses                                      983,613

     Cash distributed to noteholders                                          (1,270,000)

     Decrease in contracts receivable                                         (2,074,665)
                                                                             -----------

            NET ASSETS AT DECEMBER 31, 1999                                  $ 1,503,817
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

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER   DESCRIPTION
------   -----------
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

27       Financial Data Schedule


----------

      (1) Incorporated by reference to the Company's Registration Statement